Form 10-Q
period 1996-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 1996-08-13
CIK 887426

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 14.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

          Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $    295,569          29,574
  Receivable from Managing
   General Partner                                130,302         128,764
                                                ---------       ---------
    Total current assets                          425,871         158,338
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,244,628       2,550,222
  Less accumulated depreciation,
    depletion and amortization                  1,521,479       1,456,479
                                                ---------       ---------
    Net oil and gas properties                    723,149       1,093,743
                                                ---------       ---------
Organization costs, net                             3,089           6,329
                                                ---------       ---------
                                             $  1,152,109       1,258,410
                                                =========       =========
     Liabilities and Partners' Equity

Partners' equity:
  General partners                           $     11,206          13,786
  Limited partners                              1,140,903       1,244,624
                                                ---------       ---------
    Total partners' equity                      1,152,109       1,258,410
                                                ---------       ---------
                                             $  1,152,109       1,258,410
                                                =========       =========

PAGE

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   144,978     84,629    242,851    202,499
Interest                            2,791        478      3,742        912
                                  -------    -------    -------    -------
                                  147,769     85,107    246,593    203,411
                                  -------    -------    -------    -------

     Expenses

General and administrative          9,691      9,237     25,388     25,713
Depreciation, depletion and
  amortization                     35,620     60,620     68,240    121,240
                                  -------    -------    -------    -------
                                   45,311     69,857     93,628    146,953
                                  -------    -------    -------    -------
Net income                    $   102,458     15,250    152,965     56,458
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $    12,427      6,828     19,908     15,993
                                  =======    =======    =======    =======
  General Partner             $     1,381        759      2,212      1,777
                                  =======    =======    =======    =======
  Limited Partners            $    88,650      7,663    130,845     38,688
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $     14.82       1.28      21.87       6.47
                                  =======    =======    =======    =======

PAGE

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
    profits interests                               $   241,313    223,916
  Cash paid to suppliers                                (25,388)   (25,713)
  Interest received                                       3,742        912
                                                        -------    -------
    Net cash provided by operating
     activities                                         219,667    199,115
                                                        -------    -------
Cash flows provided by investing activities:

  Cash received from sale of oil
    and gas property interest                           305,594       -
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (259,266)  (198,200)
                                                        -------    -------
Net increase in cash and cash equivalents               265,995        915

  Beginning of period                                    29,574     31,287
                                                        -------    -------
  End of period                                     $   295,569     32,202
                                                        =======    =======

                                                                (continued)

PAGE

          Southwest Royalties Institutional Income Fund X-C, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $   152,965     56,458

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        68,240    121,240
    (Increase) decrease in receivables                   (1,538)    21,417
                                                        -------    -------
Net cash provided by operating
  activities                                        $   219,667    199,115
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund X-C, L.P. was organized as a Delaware limited partnership on September 20, 1991. The offering of such limited partnership interests began October 1, 1991 as part of a shelf offering registered under the name Southwest Royalties Institutional 1990-91 Income Program. Minimum capital requirements for the Partnership were met on January 28, 1992, with the offering of limited partnership interests concluding April 30, 1992, with 340 limited partners purchasing 5,983 units for $2,991,500.

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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.58     17.12        14%
Average price per mcf of gas             $    2.09      1.30        61%
Oil production in barrels                   12,400    15,900       (22%)
Gas production in mcf                       22,800    25,800       (12%)
Income from net profits interests        $ 144,978    84,629        71%
Partnership distributions                $ 145,000   113,000        28%
Limited partner distributions            $ 130,500   101,700        28%
Per unit distribution to limited
 partners                                $   21.81     17.00        28%
Number of limited partner units              5,983     5,983


Revenues

The Partnership's income from net profits interests increased to $144,978 from $84,629 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 71%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 14%, or $2.46 per barrel, resulting in an increase of approximately $39,100 in income from net profits interests. Oil sales represented 84% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 89% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 61%, or $.79 per mcf, resulting in an increase of approximately $20,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $59,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


PAGE

2. Oil production decreased approximately 3,500 barrels or 22% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $68,500 in income from net profits interests.

    Gas production decreased approximately 3,000 mcf or 12% during the same period, resulting in a decrease of approximately $6,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $74,800. The decrease is a result of property sales and downhole problems.

3. Lease operating costs and production taxes were 34% lower, or approximately $76,000 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The decrease is a result of property sales and workover cost incurred in 1995.

Costs and Expenses

Total costs and expenses decreased to $45,311 from $69,857 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 35%. The decrease is the result of lower depletion expense, offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $500 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. Depletion expense decreased to $34,000 for the quarter ended June 30, 1996 from $59,000 for the same period in 1995. This represents a decrease of 42%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Three factors that contributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

PAGE

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.62     16.63        12%
Average price per mcf of gas             $    1.90      1.41        35%
Oil production in barrels                   25,500    32,300       (21%)
Gas production in mcf                       40,500    54,300       (25%)
Income from net profits interests        $ 242,851   202,499        20%
Partnership distributions                $ 259,266   198,200        31%
Limited partner distributions            $ 234,566   179,400        31%
Per unit distribution to limited
 partners                                $   39.21     29.98        31%
Number of limited partner units              5,983     5,983

Revenues

The Partnership's income from net profits interests increased to $242,851 from $202,499 for the six months ended June 30, 1996 and 1995, respectively, an increase of 20%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 12%, or $1.99 per barrel, resulting in an increase of approximately $64,300 in income from net profits interests. Oil sales represented 86% of total oil and gas sales during the six months ended June 30, 1996 as compared to 88% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 35%, or $.49 per mcf, resulting in an increase of approximately $26,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $90,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production decreased approximately 6,800 barrels or 21% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $126,600 in income from net profits interests.

    Gas production decreased approximately 13,800 mcf or 25% during the same period, resulting in a decrease of approximately $26,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $152,800. The decrease is a result of property sales and downhole problems.

3. Lease operating costs and production taxes were 25% lower, or approximately $102,600 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease is a result of property sales and workover costs incurred in 1995.

Costs and Expenses

Total costs and expenses decreased to $93,628 from $146,953 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 36%. The decrease is the result of a decline in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. Depletion expense decreased to $65,000 for the six months ended June 30, 1996 from $118,000 for the same period in 1995. This represents a decrease of 45%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Three factors contributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

PAGE

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $219,700 in the six months ended June 30, 1996 as compared to approximately $199,100 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $305,600 in the six months ended June 30, 1996 as compared to none in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $259,300 in the six months ended June 30, 1996 as compared to approximately $198,200 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $259,266 of which $234,566 was distributed to the limited partners and $24,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $39.21. Total distributions during the six months ended June 30, 1995 were $198,200 of which $179,400 was distributed to the limited partners and $18,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $29.98.

The sources for the 1996 distributions of $259,266 were oil and gas operations of approximately $219,700 and the sale of oil and gas properties of approximately $305,600, resulting in excess cash for contingencies or subsequent distributions. The source for the 1995 distributions of $198,200 was oil and gas operations of approximately $199,100, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,528,968 have been made to the partners. As of June 30, 1996, $1,387,928 or $231.98 per limited partner unit has been distributed to the limited partners, representing a 46% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $425,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND X-C, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996