Form 10-Q
period 1996-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 1996-11-13
CIK 887426

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $    228,264          29,574
  Receivable from Managing
   General Partner                                128,122         128,764
                                                ---------       ---------
    Total current assets                          356,386         158,338
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,244,628       2,550,222
  Less accumulated depreciation,
   depletion and amortization                   1,553,479       1,456,479
                                                ---------       ---------
    Net oil and gas properties                    691,149       1,093,743
                                                ---------       ---------
Organization costs, net                             1,469           6,329
                                                ---------       ---------
                                             $  1,049,004       1,258,410
                                                =========       =========
     Liabilities and Partners' Equity

Partners' equity:
  General partners                           $      4,258          13,786
  Limited partners                              1,044,746       1,244,624
                                                ---------       ---------
    Total partners' equity                      1,049,004       1,258,410
                                                ---------       ---------
                                             $  1,049,004       1,258,410
                                                =========       =========

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   117,206     95,039    360,059    297,539
Interest                            2,447        430      6,190      1,341
                                  -------    -------    -------    -------
                                  119,653     95,469    366,249    298,880
                                  -------    -------    -------    -------

     Expenses

General and administrative          9,140      9,218     34,529     34,931
Depreciation, depletion and
 amortization                      33,620     57,620    101,860    178,860
                                  -------    -------    -------    -------
                                   42,760     66,838    136,389    213,791
                                  -------    -------    -------    -------
Net income                    $    76,893     28,631    229,860     85,089
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     9,946      7,763     29,855     23,755
                                  =======    =======    =======    =======
  General Partner             $     1,105        863      3,317      2,639
                                  =======    =======    =======    =======
  Limited Partners            $    65,842     20,005    196,688     58,695
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $     11.00       3.34      32.87       9.81
                                  =======    =======    =======    =======

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   360,701    341,315
  Cash paid to suppliers                                (34,529)   (35,196)
  Interest received                                       6,190      1,341
                                                        -------    -------
    Net cash provided by operating
     activities                                         332,362    307,460
                                                        -------    -------
Cash flows provided by investing activities:

  Cash received from sale of oil
   and gas property interest                            305,594       -
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (439,266)  (297,000)
                                                        -------    -------
Net increase in cash and cash equivalents               198,690     10,460

  Beginning of period                                    29,574     31,287
                                                        -------    -------
  End of period                                     $   228,264     41,747
                                                        =======    =======

                                                                (continued)

          Southwest Royalties Institutional Income Fund X-C, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $   229,860     85,089

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       101,860    178,860
    Decrease in receivables                                 642     43,776
    Decrease in accounts payable                           -          (265)
                                                        -------    -------
Net cash provided by operating
 activities                                         $   332,362    307,460
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.83     15.44        35%
Average price per mcf of gas             $    1.84      1.47        25%
Oil production in barrels                   11,600    16,500       (30%)
Gas production in mcf                       19,000    24,300       (22%)
Income from net profits interests        $ 117,206    95,039        23%
Partnership distributions                $ 180,000    98,800        47%
Limited partner distributions            $ 162,000    88,920        47%
Per unit distribution to limited
 partners                                $   27.08     14.86        47%
Number of limited partner units              5,983     5,983


Revenues

The Partnership's income from net profits interests increased to $117,206 from $95,039 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 23%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 35%, or $5.39 per barrel, resulting in an increase of approximately $88,900 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 88% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 25%, or $.37 per mcf, resulting in an increase of approximately $9,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $97,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,900 barrels or 30% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in a decrease of approximately $102,100 in income from net profits interests.

    Gas production decreased approximately 5,300 mcf or 22% during the same period, resulting in a decrease of approximately $9,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $111,900. The decrease is a result of property sales and downhole problems.

3. Lease operating costs and production taxes were 18% lower, or approximately $35,300 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The decrease is a result of property sales and workover cost incurred in 1995.

Costs and Expenses

Total costs and expenses decreased to $42,760 from $66,838 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 36%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $100 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. Depletion expense decreased to $32,000 for the quarter ended September 30, 1996 from $56,000 for the same period in 1995. This represents a decrease of 43%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Three factors that contributed to the decline in depletion expense between the comparative periods were the increase in the price oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.31     16.23        19%
Average price per mcf of gas             $    1.96      1.43        37%
Oil production in barrels                   37,100    48,800       (24%)
Gas production in mcf                       57,000    78,600       (27%)
Income from net profits interests        $ 360,059   297,539        21%
Partnership distributions                $ 439,266   297,000        48%
Limited partner distributions            $ 396,566   268,320        48%
Per unit distribution to limited
 partners                                $   66.28     44.85        48%
Number of limited partner units              5,983     5,983

Revenues

The Partnership's income from net profits interests increased to $360,059 from $297,539 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 21%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 19%, or $3.08 per barrel, resulting in an increase of approximately $150,300 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 88% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 37%, or $.53 per mcf, resulting in an increase of approximately $41,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $192,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 11,700 barrels or 24% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $225,900 in income from net profits interests.

    Gas production decreased approximately 21,600 mcf or 27% during the same period, resulting in a decrease of approximately $42,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $268,200. The decrease is a result of property sales and downhole problems.

3. Lease operating costs and production taxes were 23% lower, or approximately $137,900 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease is a result of property sales and workover cost incurred in 1995.

Costs and Expenses

Total costs and expenses decreased to $136,389 from $213,791 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 36%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $400 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. Depletion expense decreased to $97,000 for the nine months ended September 30, 1996 from $174,000 for the same period in 1995. This represents a decrease of 44%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Three factors that contributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $332,400 in the nine months ended September 30, 1996 as compared to approximately $307,500 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $305,600 in the nine months ended September 30, 1996 as compared to none in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $439,300 in the nine months ended September 30, 1996 as compared to approximately $297,000 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $439,266 of which $396,566 was distributed to the limited partners and $42,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $66.28. Total distributions during the nine months ended September 30, 1995 were $297,000 of which $268,320 was distributed to the limited partners and $28,680 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $44.85.

The sources for the 1996 distributions of $439,266 were oil and gas operations of approximately $332,400 and the sale of oil and gas properties of approximately $305,600, resulting in excess cash for contingencies or subsequent distributions. The source for the 1995 distributions of $297,000 was oil and gas operations of approximately $307,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,708,968 have been made to the partners. As of September 30, 1996, $1,549,928 or $259.06 per limited partner unit has been distributed to the limited partners, representing a 52% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $356,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matter to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Financial Data Schedule
           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND X-C, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996