Form 10-Q
period 1997-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 1997-05-13
CIK 887426

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $    129,463        170,421
 Receivable from Managing General Partner          108,121        131,006
                                                 ---------      ---------
    Total current assets                           237,584        301,427
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,244,628      2,244,628
  Less accumulated depreciation,
   depletion and amortization                    1,578,479      1,554,479
                                                 ---------      ---------
    Net oil and gas properties                     666,149        690,149
                                                 ---------      ---------
                                              $    903,733        991,576
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability - Accounts payable          $      4,450            -
                                                 ---------      ---------
Partners' equity:
 General partners                                   (8,067)        (1,238)
 Limited partners                                  907,350        992,814
                                                 ---------      ---------
    Total partners' equity                         899,283        991,576
                                                 ---------      ---------
                                              $    903,733        991,576
                                                 =========      =========

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

  Revenues

Income from net profits interests                   $   128,470     97,873
Interest                                                  1,295        952
                                                        -------    -------
                                                        129,765     98,825
                                                        -------    -------
  Expenses

General and administrative                               15,558     15,698
Depreciation, depletion and amortization                 24,000     32,620
                                                        -------    -------
                                                         39,558     48,318
                                                        -------    -------
Net income                                          $    90,207     50,507
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    10,279      7,481
                                                        =======    =======
 General partner                                    $     1,142        831
                                                        =======    =======
 Limited partners                                   $    78,786     42,195
                                                        =======    =======
  Per limited partner unit                          $     13.17       7.05
                                                        =======    =======

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from net profits interest            $   151,355    109,998
 Cash paid to suppliers                                 (11,108)   (10,798)
 Interest received                                        1,295        952
                                                       --------   --------
  Net cash provided by operating activities             141,542    100,152
                                                       --------   --------
Cash flows provided by investing activities:

 Sale of oil and gas properties                             -      305,594
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (182,500)  (114,266)
                                                       --------   --------
Net decrease (increase) in cash and cash
 equivalents                                            (40,958)   291,480

 Beginning of period                                    170,421     29,574
                                                       --------   --------
 End of period                                      $   129,463    321,054
                                                       ========   ========

                                                                (continued)

          Southwest Royalties Institutional Income Fund X-C, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    90,207     50,507

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               24,000     32,620
  Decrease in receivables                                22,885     12,125
  Increase in payables                                    4,450      4,900
                                                        -------    -------
Net cash provided by operating activities           $   141,542    100,152
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996.

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   22.18     17.72      25%
Average price per mcf of gas              $    2.75      1.65      67%
Oil production in barrels                    10,300    13,100     (21%)
Gas production in mcf                        17,100    17,600      (3%)
Income from net profits interests         $ 128,470    97,873      31%
Partnership distributions                 $ 182,500   114,266      60%
Limited partner distributions             $ 164,250   104,066      58%
Per unit distribution to limited
 partners                                 $   27.45     17.39      58%
Number of limited partner units               5,983     5,983

Revenues

The Partnership's income from net profits interests increased to $128,470 from $97,873 for the quarters ended March 31, 1997 and 1996, respectively, an increase of 31%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 25%, or $4.46 per barrel, resulting in an increase of approximately $58,400 in income from net profits interests. Oil sales represented 83% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 89% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 67%, or $1.10 per mcf, resulting in an increase of approximately $19,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $77,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,800 barrels or 21% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $62,100 in income from net profits interests.

    Gas production decreased approximately 500 mcf or 3% during the same period, resulting in a decrease of approximately $1,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $63,500. The decrease is primarily a result of property sales during the first quarter of 1996.

3. Lease operating costs and production taxes were 10% lower, or approximately $17,100 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The decrease is primarily a result of property sales during the first quarter of 1996.

Costs and Expenses

Total costs and expenses decreased to $39,558 from $48,318 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 18%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $100 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. Depletion expense decreased to $24,000 for the quarter ended March 31, 1997 from $31,000 for the same period in 1996. This represents a decrease of 23%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $141,500 in the quarter ended March 31, 1997 as compared to approximately $100,200 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the quarter ended March 31, 1997 as compared to approximately $305,600 in the quarter ended March 31, 1996.

Cash flows used in financing activities were approximately $182,500 in the quarter ended March 31, 1997 as compared to approximately $114,300 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $182,500 of which $164,250 was distributed to the limited partners and $18,250 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $27.45. Total distributions during the quarter ended March 31, 1996 were $114,266 of which $104,066 was distributed to the limited partners and $10,200 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $17.39.

The source for the 1997 distributions of $182,500 was oil and gas operations of approximately $141,500, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $114,266 were oil and gas operations of approximately $100,200 and the sale of oil and gas properties of approximately $305,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,080,468 have been made to the partners. As of March 31, 1997, $1,884,278 or $314.94 per limited partner unit has been distributed to the limited partners, representing a 63% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $233,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Report on Form 8-K:

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


Date:  May 15, 1997