Form 10-Q
period 1997-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 1997-08-15
CIK 887426

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     50,966         170,421
 Receivable from Managing General Partner         101,617         131,006
                                                ---------       ---------
    Total current assets                          152,583         301,427
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,244,628       2,244,628
  Less accumulated depreciation,
   depletion and amortization                   1,600,479       1,554,479
                                                ---------       ---------
    Net oil and gas properties                    644,149         690,149
                                                ---------       ---------
                                             $    796,732         991,576
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Accounts payable         $        115               -
                                                ---------       ---------
Partners' equity:
 General partners                                 (16,134)         (1,238)
 Limited partners                                 812,751         992,814
                                                ---------       ---------
    Total partners' equity                        796,617         991,576
                                                ---------       ---------
                                             $    796,732         991,576
                                                =========       =========

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Income from net profits
 interests                    $   101,923    144,978    230,393    242,851
Interest                            1,064      2,791      2,359      3,742
                                  -------    -------    -------    -------
                                  102,987    147,769    232,752    246,593
                                  -------    -------    -------    -------

  Expenses

General and administrative          9,653      9,691     25,211     25,388
Depreciation, depletion and
 amortization                      22,000     35,620     46,000     68,240
                                  -------    -------    -------    -------
                                   31,653     45,311     71,211     93,628
                                  -------    -------    -------    -------
Net income                    $    71,334    102,458    161,541    152,965
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     8,400     12,427     18,679     19,908
                                  =======    =======    =======    =======
 General Partner              $       933      1,381      2,075      2,212
                                  =======    =======    =======    =======
 Limited Partners             $    62,001     88,650    140,787    130,845
                                  =======    =======    =======    =======
  Per limited partner unit    $     10.36      14.82      23.53      21.87
                                  =======    =======    =======    =======

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   259,782    241,313
 Cash paid to suppliers                                 (25,096)   (25,388)
 Interest received                                        2,359      3,742
                                                        -------    -------
  Net cash provided by operating activities             237,045    219,667
                                                        -------    -------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                           -    305,594
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (356,500)  (259,266)
                                                        -------    -------
Net increase (decrease) in cash and cash
 equivalents                                           (119,455)   265,995

 Beginning of period                                    170,421     29,574
                                                        -------    -------
 End of period                                      $    50,966    295,569
                                                        =======    =======

                                                                (continued)

          Southwest Royalties Institutional Income Fund X-C, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   161,541    152,965

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and  amortization              46,000     68,240
  (Increase) decrease in receivables                     29,389     (1,538)
  Increase in payables                                      115          -
                                                        -------    -------
Net cash provided by operating activities           $   237,045    219,667
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   17.95     19.58        (8%)
Average price per mcf of gas             $    2.16      2.09         3%
Oil production in barrels                   11,900    12,400        (4%)
Gas production in mcf                       19,400    22,800       (15%)
Income from net profits interests        $ 101,923   144,978       (30%)
Partnership distributions                $ 174,000   145,000        20%
Limited partner distributions            $ 156,600   130,500        20%
Per unit distribution to limited
 partners                                $   26.17     21.81        20%
Number of limited partner units              5,983     5,983


Revenues

The Partnership's income from net profits interests decreased to $101,923 from $144,978 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 30%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 8%, or $1.63 per barrel, resulting in a decrease of approximately $20,200 in income from net profits interests. Oil sales represented 84% of total oil and gas sales during the quarters ended June 30, 1997 and 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.07 per mcf, resulting in an increase of approximately $1,600 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $18,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 4% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $9,000 in income from net profits interests.

    Gas production decreased approximately 3,400 mcf or 15% during the same period, resulting in a decrease of approximately $7,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $16,300.

3. Lease operating costs and production taxes were 6% higher, or approximately $8,500 more during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $31,653 from $45,311 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 30%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $40 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. Depletion expense decreased to $22,000 for the quarter ended June 30, 1997 from $34,000 for the same period in 1996. This represents a decrease of 35%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decrease in oil and gas revenues.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.56     18.62         5%
Average price per mcf of gas             $    2.35      1.90        24%
Oil production in barrels                   22,600    25,500       (11%)
Gas production in mcf                       37,800    40,500        (7%)
Income from net profits interests        $ 230,393   242,851        (5%)
Partnership distributions                $ 356,500   259,266        38%
Limited partner distributions            $ 320,850   234,566        37%
Per unit distribution to limited
 partners                                $   53.63     39.21        37%
Number of limited partner units              5,983     5,983

Revenues

The Partnership's income from net profits interests decreased to $230,393 from $242,851 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 5%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 5%, or $.94 per barrel, resulting in an increase of approximately $24,000 in income from net profits interests. Oil sales represented 83% of total oil and gas sales during the six months ended June 30, 1997 as compared to 86% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 24%, or $.45 per mcf, resulting in an increase of approximately $18,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $42,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,900 barrels or 11% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $56,700 in income from net profits interests.

    Gas production decreased approximately $2,700 mcf or 7% during the same period, resulting in a decrease of approximately $6,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $63,000.

3. Lease operating costs and production taxes were 3% lower, or approximately $8,600 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $71,211 from $93,628 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 24%. The decrease is the result of a decline in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. Depletion expense decreased to $46,000 for the six months ended June 30, 1997 from $65,000 for the same period in 1996. This represents a decrease of 29%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $237,000 in the six months ended June 30, 1997 as compared to approximately $219,700 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the six months ended June 30, 1997 as compared to approximately $305,600 in the six months ended June 30, 1996.

Cash flows used in financing activities were $356,500 in the six months ended June 30, 1997 as compared to approximately $259,300 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $356,500 of which $320,850 was distributed to the limited partners and $35,650 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $53.63. Total distributions during the six months ended June 30, 1996 were $259,266 of which $234,566 was distributed to the limited partners and $24,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $39.21.

The source for the 1997 distributions of $356,500 was oil and gas operations of approximately $237,000, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $259,266 were oil and gas operations of approximately $219,700 and the sale of oil and gas properties of approximately $305,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,254,468 have been made to the partners. As of June 30, 1997, $2,040,878 or $341.11 per limited partner unit has been distributed to the limited partners, representing a 68% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $152,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matter to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             27 Financial Data Schedule

        (b)  Reports on Form 8-K:

             On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to
             Item 4, Changes in Registrant's Certifying Accountant.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND X-C, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 15, 1997