Form 10-Q
period 1997-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 1997-11-14
CIK 887426

Page 3 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   16,227        170,421
 Receivable from Managing General Partner          87,575        131,006
---------                                      ---------
     Total current assets                         103,802        301,427
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,244,628      2,244,628
  Less accumulated depreciation,
   depletion and amortization                   1,620,479      1,554,479
                                                ---------      ---------
     Net oil and gas properties                   624,149        690,149
                                                ---------      ---------
                                               $  727,951        991,576
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $       35              -
                                                ---------      ---------
Partners' equity
 General partners                                (21,004)        (1,238)
 Limited partners                                 748,920        992,814
                                                ---------      ---------
     Total partners' equity                       727,916        991,576
                                                ---------      ---------
                                               $  727,951        991,576
                                                =========      =========

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Income from net profits
 interests                   $    74,896   117,206     305,289   360,059
Interest                             500     2,447       2,858     6,190
                                  ------   -------     -------   -------
                                  75,396   119,653     308,147   366,249
                                  ------   -------     -------   -------
Expenses

General and administrative         9,097     9,140      34,307    34,529
Depreciation, depletion and
 amortization                     20,000    33,620      66,000   101,860
                                  ------   -------     -------   -------
                                  29,097    42,760     100,307   136,389
                                  ------   -------     -------   -------
Net income                   $    46,299    76,893     207,840   229,860
                                  ======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     5,967     9,946      24,646    29,855
                                  ======   =======     =======   =======
 General Partner             $       663     1,105       2,738     3,317
                                  ======   =======     =======   =======
 Limited Partners            $    39,669    65,842     180,456   196,688
                                  ======   =======     =======   =======
  Per limited partner unit   $      6.63     11.00       30.16     32.87
                                  ======   =======     =======   =======

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  348,720    360,701
 Cash paid to suppliers                              (34,307)   (34,529)
 Interest received                                      2,858      6,190
                                                       ------    -------

  Net cash provided by operating activities           317,271    332,362
                                                      -------    -------

Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                         -    305,594
                                                      -------    -------

Cash flows used in financing activities

 Distributions to partners                          (471,465)  (439,266)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                        (154,194)    198,690

 Beginning of period                                  170,421     29,574
                                                      -------    -------
 End of period                                     $   16,227    228,264
=======                                            =======

                                                             (continued)

          Southwest Royalties Institutional Income Fund X-C, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  207,840    229,860

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              66,000    101,860
 Decrease in receivables                               43,431        642
                                                      -------    -------
Net cash provided by operating activities          $  317,271    332,362
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   16.87     20.83    (19%)
Average price per mcf of gas               $    2.14      1.84      16%
Oil production in barrels                     10,900    11,600     (6%)
Gas production in mcf                         18,300    19,000     (4%)
Income from net profits interests          $  74,896   117,206    (36%)
Partnership distributions                  $ 115,000   180,000    (36%)
Limited partner distributions              $ 103,500   162,000    (36%)
Per unit distribution to limited partners  $   17.30     27.08    (36%)
Number of limited partner units                5,983     5,983

Revenues

The Partnership's income from net profits interests decreased to $74,896 from $117,206 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 36%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 19%, or $3.96 per barrel, resulting in a decrease of approximately $45,900 in income from net profits interests. Oil sales represented 82% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 87% during the quarter ended September 30, 1996.

     The average price for an mcf of gas received by the Partnership increased during the same period by 16%, or $.30 per mcf, resulting in an increase of approximately $5,700 in income from net profits interests.

     The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $40,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 6% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $11,800 in income from net profits interests.

    Gas production decreased approximately 700 mcf or 4% during the same period, resulting in a decrease of approximately $1,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $13,300.

3.  Lease   operating  costs  and  production  taxes  were  7%  lower,   or
    approximately $11,700 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $29,097 from $42,760 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 32%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $40 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. Depletion expense decreased to $20,000 for the quarter ended September 30, 1997 from $32,000 for the same period in 1996. This represents a decrease of 38%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.57     19.31    (4%)
Average price per mcf of gas               $    2.31      1.96     18%
Oil production in barrels                     33,700    37,100    (9%)
Gas production in mcf                         55,500    57,000    (3%)
Income from net profits interests          $ 305,289   360,059   (15%)
Partnership distributions                  $ 471,500   439,266      7%
Limited partner distributions              $ 424,350   396,566      7%
Per unit distribution to limited partners  $   70.93     66.28      7%
Number of limited partner units                5,983     5,983

Revenues

The Partnership's income from net profits interests decreased to $305,289 from $360,059 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 15%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 4%, or $.74 per barrel, resulting in a decrease of approximately $27,500 in income from net profits interests. Oil sales represented 83% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 87% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 18%, or $.35 per mcf, resulting in an increase of approximately $20,000 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $7,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,400 barrels or 9% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $63,100 in income from net profits interests.

    Gas production decreased approximately 1,500 mcf or 3% during the same period, resulting in a decrease of approximately $3,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $66,600.

3.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $20,200 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $100,307 from $136,389 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 26%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. Depletion expense decreased to $66,000 for the nine months ended September 30, 1997 from $97,000 for the same period in 1996. This represents a decrease of 32%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $317,300 in the nine months ended September 30, 1997 as compared to approximately $332,400 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 1997 as compared to approximately $305,600 in the nine months ended September 30, 1996.

Cash flows used in financing activities were approximately $471,500 in the nine months ended September 30, 1997 as compared to approximately $439,300 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $471,500 of which $424,350 was distributed to the limited partners and $47,150 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $70.93. Total distributions during the nine months ended September 30, 1996 were $439,266 of which $396,566 was distributed to the limited partners and $42,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $66.28.

The source for the 1997 distributions of $471,500 was oil and gas operations of approximately $317,300, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $439,266 were oil and gas operations of approximately $332,400 and the sale of oil and gas properties of approximately $305,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,369,468 have been made to the partners. As of September 30, 1997, $2,144,378 or $358.41 per limited partner unit has been distributed to the limited partners, representing a 72% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $103,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

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

Date:     November 15, 1997