Form 10-Q
period 1998-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 1998-05-14
CIK 887426

11 of 12
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                    1998           1997
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $      4,447         20,066
 Receivable from Managing General Partner           54,548        105,891
                                                 ---------      ---------
    Total current assets                            58,995        125,957
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,244,628      2,244,628
  Less accumulated depreciation,
   depletion and amortization                    1,732,479      1,703,479
                                                 ---------      ---------
    Net oil and gas properties                     512,149        541,149
                                                 ---------      ---------
                                              $    571,144        667,106
                                                 =========      =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $   (25,482)       (18,785)
 Limited partners                                  596,626        685,891
                                                 ---------      ---------
    Total partners' equity                         571,144        667,106
                                                 ---------      ---------
                                              $    571,144        667,106
                                                 =========      =========

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----

  Revenues

Income from net profits interests                   $    27,615    128,470
Interest                                                    400      1,295
                                                        -------    -------
                                                         28,015    129,765
                                                        -------    -------
  Expenses

General and administrative                               16,977     15,558
Depreciation, depletion and amortization                 29,000     24,000
                                                        -------    -------
                                                         45,977     39,558
                                                        -------    -------
Net income (loss)                                   $  (17,962)     90,207
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $       993     10,279
                                                        =======    =======
 General partner                                    $       110      1,142
                                                        =======    =======
 Limited partners                                   $  (19,065)     78,786
                                                        =======    =======
  Per limited partner unit                          $    (3.19)      13.17
                                                        =======    =======

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----

Cash flows from operating activities:

 Cash received from net profits interest            $    77,490    151,355
 Cash paid to suppliers                                (15,509)   (11,108)
 Interest received                                          400      1,295
                                                       --------   --------
  Net cash provided by operating activities              62,381    141,542
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (78,000)  (182,500)
                                                       --------   --------
Net decrease in cash and cash equivalents              (15,619)   (40,958)

 Beginning of period                                     20,066    170,421
                                                       --------   --------
 End of period                                      $     4,447    129,463
                                                       ========   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund X-C, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (17,962)     90,207

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               29,000     24,000
  Decrease in receivables                                49,875     22,885
  Increase in payables                                    1,468      4,450
                                                        -------    -------
Net cash provided by operating activities           $    62,381    141,542
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997.

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              1998      1997    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   12.55     22.18    (44%)
Average price per mcf of gas              $    1.60      2.75    (42%)
Oil production in barrels                    11,600    10,300      13%
Gas production in mcf                        18,700    17,100      10%
Income from net profits interests         $  27,615   128,470    (79%)
Partnership distributions                 $  78,000   182,500    (58%)
Limited partner distributions             $  70,200   164,250    (58%)
Per unit distribution to limited
 partners                                 $   11.73     27.45    (58%)
Number of limited partner units               5,983     5,983

Revenues

The Partnership's income from net profits interests decreased to $27,615 from $128,470 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 79%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 44%, or $9.63 per barrel, resulting in a decrease of approximately $99,200 in income from net profits interests. Oil sales represented 83% of total oil and gas sales during the quarter ended March 31, 1998 as compared to 83% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 42%, or $1.15 per mcf, resulting in a decrease of approximately $19,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $118,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,300 barrels or 13% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in an increase of approximately $16,300 in income from net profits interests.

    Gas production increased approximately 1,600 mcf or 10% during the same period, resulting in an increase of approximately $2,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $18,900.

3.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $900 more during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

Costs and Expenses

Total costs and expenses increased to $45,977 from $39,558 for the quarters ended March 31, 1998 and 1997, respectively, an increase of 17%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 10% or approximately $1,400 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. Depletion expense increased to $29,000 for the quarter ended March 31, 1998 from $24,000 for the same period in 1997. This represents an increase of 18%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $62,400 in the quarter ended March 31, 1998 as compared to approximately $141,500 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $78,000 in the quarter ended March 31, 1998 as compared to approximately $114,300 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $78,000 of which $70,200 was distributed to the limited partners and $7,800 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $11.73. Total distributions during the quarter ended March 31, 1997 were $182,500 of which $164,250 was distributed to the limited partners and $18,250 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $27.45.

The primary sources for the 1998 distributions of $78,000 were oil and gas operations of approximately $62,400. The source for the 1997 distributions of $182,500 was oil and gas operations of approximately $141,500, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,535,468 have been made to the partners. As of March 31, 1998, $2,293,778 or $383.38 per limited partner unit has been distributed to the limited partners, representing a 77% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $59,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998