Form 10-Q
period 1998-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 1998-08-13
CIK 887426

14 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      5,539          20,066
 Receivable from Managing General Partner          52,032         105,891
                                                ---------       ---------
    Total current assets                           57,571         125,957
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,244,628       2,244,628
  Less accumulated depreciation,
   depletion and amortization                   1,764,479       1,703,479
                                                ---------       ---------
    Net oil and gas properties                    480,149         541,149
                                                ---------       ---------
                                             $    537,720         667,106
                                                =========       =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $   (25,624)        (18,785)
 Limited partners                                 563,344         685,891
                                                ---------       ---------
    Total partners' equity                        537,720         667,106
                                                ---------       ---------
                                             $    537,720         667,106
                                                =========       =========

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Income from net profits
 interests                    $    22,618    101,923     50,233    230,393
Interest                              193      1,064        593      2,359
                                  -------    -------    -------    -------
                                   22,811    102,987     50,826    232,752
                                  -------    -------    -------    -------

  Expenses

General and administrative         12,236      9,653     29,213     25,211
Depreciation, depletion and
 amortization                      32,000     22,000     61,000     46,000
                                  -------    -------    -------    -------
                                   44,236     31,653     90,213     71,211
                                  -------    -------    -------    -------
Net income (loss)             $  (21,425)     71,334   (39,387)    161,541
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $       952      8,400      1,945     18,679
                                  =======    =======     ======    =======
 General Partner              $       106        933        216      2,075
                                  =======    =======    =======    =======
 Limited Partners             $  (22,483)     62,001   (41,548)    140,787
                                  =======    =======    =======    =======
  Per limited partner unit    $    (3.76)      10.36     (6.94)      23.53
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $    92,344    259,782
 Cash paid to suppliers                                (17,465)   (25,096)
 Interest received                                          593      2,359
                                                        -------    -------
  Net cash provided by operating activities              75,472    237,045
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (89,999)  (356,500)
                                                        -------    -------

Net decrease in cash and cash equivalents              (14,527)  (119,455)

 Beginning of period                                     20,066    170,421
                                                        -------    -------
 End of period                                      $     5,539     50,966
                                                        =======    =======

                                                               (continued)

         Southwest Royalties Institutional Income Fund X-C, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (39,387)    161,541

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and  amortization              61,000     46,000
  Decrease in receivables                                42,111     29,389
  Increase in payables                                   11,748        115
                                                        -------    -------
Net cash provided by operating activities           $    75,472    237,045
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

Based on current conditions, management does not anticipate performing workovers during 1998. The Partnership could possibly experience a low decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    10.86     17.95    (40%)
Average price per mcf of gas             $     2.03      2.16     (6%)
Oil production in barrels                    10,300    11,900    (13%)
Gas production in mcf                        15,200    19,400    (22%)
Income from net profits interests        $   22,618   101,923    (78%)
Partnership distributions                $   12,000   174,000    (93%)
Limited partner distributions            $   10,800   156,600    (93%)
Per unit distribution to limited
 partners                                $     1.81     26.17    (93%)
Number of limited partner units               5,983     5,983


Revenues

The Partnership's income from net profits interests decreased to $22,618 from $101,923 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 78%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 40%, or $7.09 per barrel, resulting in a decrease of approximately $84,371 in income from net profits interests. Oil sales represented 78% of total oil and gas sales during the quarters ended June 30, 1998 as compared to 84% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 6%, or $.13 per mcf, resulting in a decrease of approximately $2,520 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $86,891. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,600 barrels or 13% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $17,376 in income from net profits interests.

    Gas production decreased approximately 4,200 mcf or 22% during the same period, resulting in a decrease of approximately $8,526 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $25,902.   The  decrease  is
    primarily attributable to natural decline.

3.  Lease  operating  costs  and  production  taxes  were  22%  lower,   or
    approximately $33,565 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $44,236 from $31,653 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 40%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 27% or approximately $2,583 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

2. Depletion expense increased to $32,000 for the quarter ended June 30, 1998 from $22,000 for the same period in 1997. This represents an increase of 45%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

B.  General  Comparison of the Six Month Periods Ended June  30,  1998  and
    1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   11.75      19.56    (40%)
Average price per mcf of gas             $    1.79       2.35    (24%)
Oil production in barrels                   21,900     22,600     (3%)
Gas production in mcf                       33,900     37,800    (10%)
Income from net profits interests        $  50,233    230,393    (78%)
Partnership distributions                $  90,000    356,500    (75%)
Limited partner distributions            $  81,000    320,850    (75%)
Per unit distribution to limited
 partners                                $   13.54      53.63    (75%)
Number of limited partner units              5,983      5,983

Revenues

The Partnership's income from net profits interests decreased to $50,233 from $230,393 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 78%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 40%, or $7.81 per barrel, resulting in a decrease of approximately $176,506 in income from net profits interests. Oil sales represented 81% of total oil and gas sales during the six months ended June 30, 1998 as compared to 83% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 24%, or $.56 per mcf, resulting in a decrease of approximately $21,168 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $197,674. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 3% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $8,225 in income from net profits interests.

    Gas production decreased approximately 3,900 mcf or 10% during the same period, resulting in a decrease of approximately $6,981 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $15,206.

3.  Lease  operating  costs  and  production  taxes  were  11%  lower,   or
    approximately $32,693 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $90,213 from $71,211 for the six months ended June 30, 1998 and 1997, respectively, an increase of 27%. The increase is the result of an increase in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 16% or approximately $4,002 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. Depletion expense increased to $61,000 for the six months ended June 30, 1998 from $46,000 for the same period in 1997. This represents an increase of 33%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $75,500 in the six months ended June 30, 1998 as compared to approximately $237,000 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were $90,000 in the six months ended June 30, 1998 as compared to approximately $356,500 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $90,000 of which $81,000 was distributed to the limited partners and $9,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $13.54. Total distributions during the six months ended June 30, 1997 were $356,500 of which $320,850 was distributed to the limited partners and $35,650 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $53.63.

The sources for the 1998 distributions of $90,000 were oil and gas operations of approximately $75,500, with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $356,500 was oil and gas operations of approximately $237,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,547,468 have been made to the partners. As of June 30, 1998, $2,304,578 or $385.19 per limited partner unit has been distributed to the limited partners, representing a 77% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $57,571 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

             27 Financial Data Schedule

             (b)                            Reports on Form 8-K:

                  No reports on Form 8-
             K were filed during the quarter ended June 30, 1998.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND X-C, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                      Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1998