Form 10-Q
period 1998-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 1998-11-12
CIK 887426

Page 13 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    5,164         20,066
 Receivable from Managing General Partner          20,505        105,891
                                                ---------      ---------
     Total current assets                          25,669        125,957
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,244,628      2,244,628
  Less accumulated depreciation,
   depletion and amortization                   1,776,479      1,703,479
                                                ---------      ---------
     Net oil and gas properties                   468,149        541,149
                                                ---------      ---------
                                               $  493,818        667,106
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $       21              -
                                                ---------      ---------

Partners' equity
 General partners                                (28,816)       (18,785)
 Limited partners                                 522,613        685,891
                                                ---------      ---------
     Total partners' equity                       493,797        667,106
                                                ---------      ---------
                                               $  493,818        667,106
                                                =========      =========

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
Revenues

Income (loss) from net
 profits interests           $  (11,442)    74,896      38,792   305,289
Interest                             124       500         717     2,858
                                  ------   -------     -------   -------
                                (11,318)    75,396      39,509   308,147
                                  ------   -------     -------   -------
Expenses

General and administrative        11,605     9,097      40,818    34,307
Depreciation, depletion and
 amortization                     12,000    20,000      73,000    66,000
                                  ------   -------     -------   -------
                                  23,605    29,097     113,818   100,307
                                  ------   -------     -------   -------
Net income (loss)            $  (34,923)    46,299    (74,309)   207,840
                                  ======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $   (2,063)     5,967       (118)    24,646
                                  ======   =======     =======   =======
 General Partner             $     (229)       663        (13)     2,738
                                  ======   =======     =======   =======
 Limited Partners            $  (32,631)    39,669    (74,178)   180,456
                                  ======   =======     =======   =======
  Per limited partner unit   $    (5.45)      6.63      (12.40)    30.16
                                  ======   =======     =======   =======

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  106,557    348,720
 Cash paid to suppliers                              (23,198)   (34,307)
 Interest received                                        717      2,858
                                                      -------    -------
  Net cash provided by operating activities            84,076    317,271
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (98,978)  (471,465)
                                                      -------    -------

Net decrease in cash and cash equivalents            (14,902)  (154,194)

 Beginning of period                                   20,066    170,421
                                                      -------    -------
 End of period                                     $    5,164     16,227
                                                      =======    =======

                                                             (continued)

          Southwest Royalties Institutional Income Fund X-C, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $ (74,309)    207,840

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization              73,000     66,000
 Decrease in receivables                               67,765     43,431
 Increase in payables                                  17,620          -
                                                      -------    -------
Net cash provided by operating activities          $   84,076    317,271
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

Based  on  current  conditions, management does not  anticipate  performing
workovers  during  1998  to  enhance  production.   The  Partnership  could
possibly experience a normal decline in 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   10.42     16.87    (38%)
Average price per mcf of gas               $    1.44      2.14    (33%)
Oil production in barrels                      9,400    10,900    (14%)
Gas production in mcf                         14,700    18,300    (20%)
Income (loss) from net profits interests   $(11,422)    74,896   (115%)
Partnership distributions                  $   9,000   115,000    (92%)
Limited partner distributions              $   8,100   103,500    (92%)
Per unit distribution to limited partners  $    1.35     17.30    (92%)
Number of limited partner units                5,983     5,983

Revenues

The Partnership's income from net profits interests decreased to $(11,442) from $74,896 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 115%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 38%, or $6.45 per barrel, resulting in a decrease of approximately $70,300 in income from net profits interests. Oil sales represented 82% of total oil and gas sales during the quarter ended September 30, 1998 and 1997.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 33%, or $.70 per mcf, resulting in a decrease of approximately $12,800 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $83,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,500 barrels or 14% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $15,600 in income from net profits interests.

    Gas production decreased approximately 3,600 mcf or 20% during the same period, resulting in a decrease of approximately $5,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $20,800. Decrease is due to natural decline.

3.  Lease  operating  costs  and  production  taxes  were  12%  lower,   or
    approximately $17,600 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

Costs and Expenses

Total costs and expenses decreased to $23,605 from $29,097 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 19%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 28% or approximately $2,500 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

2. Depletion expense decreased to $12,000 for the quarter ended September 30, 1998 from $20,000 for the same period in 1997. This represents a decrease of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and thus the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   11.35     18.57   (39%)
Average price per mcf of gas               $    1.68      2.31   (27%)
Oil production in barrels                     31,300    33,700    (7%)
Gas production in mcf                         48,600    55,500   (12%)
Income from net profits interests          $  38,792   305,289   (87%)
Partnership distributions                  $  99,000   471,500   (79%)
Limited partner distributions              $  89,100   424,350   (79%)
Per unit distribution to limited partners  $   14.89     70.93   (79%)
Number of limited partner units                5,983     5,983

Revenues

The Partnership's income from net profits interests decreased to $38,792 from $305,289 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 87%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 39%, or $7.22 per barrel, resulting in a decrease of approximately $243,300 in income from net profits interests. Oil sales represented 81% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 83% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 27%, or $.63 per mcf, resulting in a decrease of approximately $35,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $278,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,400 barrels or 7% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $27,200 in income from net profits interests.

    Gas production decreased approximately 6,900 mcf or 12% during the same period, resulting in a decrease of approximately $11,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $38,800.

3.  Lease  operating  costs  and  production  taxes  were  11%  lower,   or
    approximately $50,300 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Costs and Expenses

Total costs and expenses increased to $113,818 from $100,307 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 13%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 19% or approximately $6,500 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

2. Depletion expense increased to $73,000 for the nine months ended September 30, 1998 from $66,000 for the same period in 1997. This represents an increase of 11%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $84,100 in the nine months ended September 30, 1998 as compared to approximately $317,300 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 1998 and 1997.

Cash flows used in financing activities were approximately $98,900 in the nine months ended September 30, 1998 as compared to approximately $471,500 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $99,000 of which $89,100 was distributed to the limited partners and $9,900 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $14.89. Total distributions during the nine months ended September 30, 1997 were $471,500 of which $424,350 was distributed to the limited partners and $47,150 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $70.93.

The sources for the 1998 distributions of $99,000 were oil and gas operations of approximately $84,100, with the balance from available cash on hand at the beginning o the period. The source for the 1997 distributions of $471,500 was oil and gas operations of approximately $317,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,556,468 have been made to the partners. As of September 30, 1998, $2,312,678 or $386.54 per limited partner unit has been distributed to the limited partners, representing a 77% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $25,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998