Form 10-Q
period 1999-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 1999-08-12
CIK 887426

10 of 16

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      9,068           5,341
 Receivable from Managing General Partner          50,116          46,203
                                                ---------       ---------
    Total current assets                           59,184          51,544
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,221,781       2,240,424
  Less accumulated depreciation,
   depletion and amortization                   1,919,479       1,889,479
                                                ---------       ---------
    Net oil and gas properties                    302,302         350,945
                                                ---------       ---------
                                             $    361,486         402,489
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $         16              16
                                                ---------       ---------
Partners' equity:
 General partners                                (27,748)        (26,648)
 Limited partners                                 389,218         429,121
                                                ---------       ---------
    Total partners' equity                        361,470         402,473
                                                ---------       ---------
                                             $    361,486         402,489
                                                =========       =========

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Income from net profits
 interests                    $    21,225     22,618     11,175     50,233
Interest                               56        193        119        593
                                  -------    -------    -------    -------
                                   21,281     22,811     11,294     50,826
                                  -------    -------    -------    -------

  Expenses

General and administrative         11,094     12,236     22,297     29,213
Depreciation, depletion and
 amortization                      10,000     32,000     30,000     61,000
                                  -------    -------    -------    -------
                                   21,094     44,236     52,297     90,213
                                  -------    -------    -------    -------
Net income (loss)             $       187   (21,425)   (41,003)   (39,387)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $       917        952      (990)      1,945
                                  =======    =======     ======    =======
 General Partner              $       102        106      (110)        216
                                  =======    =======    =======    =======
 Limited Partners             $     (832)   (22,483)   (39,903)   (41,548)
                                  =======    =======    =======    =======
  Per limited partner unit    $     (.14)     (3.76)     (6.67)     (6.94)
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $     3,425     92,344
 Cash paid to suppliers                                (18,460)   (17,465)
 Interest received                                          119        593
                                                        -------    -------
  Net cash provided by (used by) operating activities   (14,916)    75,472
                                                        -------    -------
Cash flows from investing activities:

 Cash received from sale of oil and gas properties       18,643          -
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                                    -   (89,999)
                                                        -------    -------

Net increase (decrease) in cash and cash equivalents      3,727    (14,527)

 Beginning of period                                      5,341     20,066
                                                        -------    -------
 End of period                                      $     9,068      5,539
                                                        =======    =======

                                                               (continued)

         Southwest Royalties Institutional Income Fund X-C, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net loss to net cash provided by (used in) operating activities:

Net loss                                            $  (41,003)   (39,387)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               30,000     61,000
  (Increase) decrease in receivables                    (7,750)     42,111
  Increase in payables                                    3,837     11,748
                                                        -------    -------
Net cash provided by (used in) operating activities $  (14,916)     75,472
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based on current conditions, management does not anticipate performing workovers during 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    14.79     10.86      36%
Average price per mcf of gas             $     1.97      2.03     (3%)
Oil production in barrels                     8,600    10,300    (17%)
Gas production in mcf                        15,370    15,200       1%
Income from net profits interests        $   21,225    22,618     (6%)
Partnership distributions                $        -    12,000   (100%)
Limited partner distributions            $        -    10,800   (100%)
Per unit distribution to limited
 partners                                $        -      1.81   (100%)
Number of limited partner units               5,983     5,983


Revenues

The Partnership's income from net profits interests decreased to $21,225 from $22,618 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 6%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 36%, or $3.93 per barrel, resulting in an increase of approximately $40,500 in income from net profits interests. Oil sales represented 81% of total oil and gas sales during the quarters ended June 30, 1999 as compared to 78% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 3%, or $.06 per mcf, resulting in a decrease of approximately $900 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $39,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 17% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $25,100 in income from net profits interests.

    Gas production increased approximately 170 mcf or 1% during the same period, resulting in a increase of approximately $300 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $24,800. The decrease in oil production is due primarily to downtime and natural decline.

3. Lease operating costs and production taxes were 17% lower, or approximately $20,200 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $21,094 from $44,236 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 52%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $1,100 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

2. Depletion expense decreased to $10,000 for the quarter ended June 30, 1999 from $32,000 for the same period in 1998. This represents a decrease of 69%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.  General  Comparison of the Six Month Periods Ended June  30,  1999  and
    1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   12.38      11.75       5%
Average price per mcf of gas             $    1.82       1.79       2%
Oil production in barrels                   17,600     21,900    (20%)
Gas production in mcf                       28,500     33,900    (16%)
Income from net profits interests        $  11,175     50,233    (78%)
Partnership distributions                $       -     90,000   (100%)
Limited partner distributions            $       -     81,000   (100%)
Per unit distribution to limited
 partners                                $       -      13.54   (100%)
Number of limited partner units              5,983      5,983

Revenues

The Partnership's income from net profits interests decreased to $11,175 from $50,233 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 78%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 5%, or $.63 per barrel, resulting in an increase of approximately $13,800 in income from net profits interests. Oil sales represented 81% of total oil and gas sales during the six months ended June 30, 1999 as compared to 81% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 2%, or $.03 per mcf, resulting in an increase of approximately $1,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $14,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,300 barrels or 20% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $53,200 in income from net profits interests.

    Gas production decreased approximately 5,400 mcf or 16% during the same period, resulting in a decrease of approximately $9,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $63,000. The decrease in oil and gas production is due primarily to mechanical downtime and property sales.

3.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $9,300 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

Costs and Expenses

Total costs and expenses decreased to $52,297 from $90,213 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 42%. The decrease is the result of a decrease in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 24% or approximately $6,900 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $30,000 for the six months ended June 30, 1999 from $61,000 for the same period in 1998. This represents a decrease of 51%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $(14,900) in the six months ended June 30, 1999 as compared to approximately $75,500 in the six months ended June 30, 1998. Cash flows were used in oil and gas operations.

Cash flows provided by investing activities were approximately $18,600 in the six months ended June 30, 1999. There were no investing activities in the six months ended June 30, 1998. The principle source of the 1999 cash flow from investing activities was the sale of oil and gas properties.

There were no financing activities during the six months ended June 30, 1999. Cash flows used in financing activities in the six months ended June 30, 1998 were approximately $90,000.

There were no distributions during the six months ended June 30, 1999. Total distributions during the six months ended June 30, 1998 were $90,000 of which $81,000 was distributed to the limited partners and $9,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $13.54.

The sources for the 1998 distributions of $90,000 were oil and gas operations of approximately $75,500, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,572,968 have been made to the partners. As of June 30, 1999, $2,327,528 or $389.02 per limited partner unit has been distributed to the limited partners, representing a 78% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $59,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

             27 Financial Data Schedule

             (b)  Reports on Form 8-K:

                  No reports on Form 8-
             K were filed during the quarter ended June 30, 1999.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND X-C, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1999