Form 10-Q
period 2000-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 2000-08-10
CIK 887426

3 of 16

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                            Yes   X   No

        The total number of pages contained in this report is 16.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     59,548          22,098
 Receivable from Managing General Partner         107,362         113,004
                                                ---------       ---------
    Total current assets                          166,910         135,102
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,221,662       2,221,662
  Less accumulated depreciation,
   depletion and amortization                   1,944,479       1,929,479
                                                ---------       ---------
    Net oil and gas properties                    277,183         292,183
                                                ---------       ---------
                                             $    444,093         427,285
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $          -               2
                                                ---------       ---------
Partners' equity:
 General partners                                (15,358)        (18,539)
 Limited partners                                 459,451         445,822
                                                ---------       ---------
    Total partners' equity                        444,093         427,283
                                                ---------       ---------
                                             $    444,093         427,285
                                                =========       =========

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Income from net profits
 interests                    $    88,224     21,225    161,249     11,175
Interest                              702         56      1,154        119
                                  -------    -------    -------    -------
                                   88,926     21,281    162,403     11,294
                                  -------    -------    -------    -------

  Expenses

General and administrative         10,246     11,094     20,593     22,297
Depreciation, depletion and
 amortization                       4,000     10,000     15,000     30,000
                                  -------    -------    -------    -------
                                   14,246     21,094     35,593     52,297
                                  -------    -------    -------    -------
Net income (loss)             $    74,680        187    126,810   (41,003)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     7,081        917     12,763      (990)
                                  =======    =======    =======    =======
 General Partner              $       787        102      1,418      (110)
                                  =======    =======    =======    =======
 Limited Partners             $    66,812      (832)    112,629   (39,903)
                                  =======    =======    =======    =======
  Per limited partner unit    $    11.17       (.14)      18.82     (6.67)
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   160,060      3,425
 Cash paid to suppliers                                (13,762)   (18,460)
 Interest received                                        1,154        119
                                                        -------    -------
  Net cash provided by (used by) operating activities   147,452    (14,916)
                                                        -------    -------
Cash flows from investing activities:

 Cash received from sale of oil and gas properties            -     18,643
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (110,002)          -
                                                        -------    -------

Net increase in cash and cash equivalents                37,450      3,727

 Beginning of period                                     22,098      5,341
                                                        -------    -------
 End of period                                      $    59,548      9,068
                                                        =======    =======

                                                               (continued)

         Southwest Royalties Institutional Income Fund X-C, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                   $   126,810   (41,003)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               15,000     30,000
  Increase in receivables                               (1,189)    (7,750)
  Increase in payables                                    6,831      3,837
                                                        -------    -------
Net cash provided by (used in) operating activities $   147,452   (14,916)
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management does not anticipate performing workovers during the year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    25.88     14.79      75%
Average price per mcf of gas             $     3.59      1.97      82%
Oil production in barrels                     7,600     8,600    (12%)
Gas production in mcf                         9,200    15,370    (40%)
Income from net profits interests        $   88,224    21,225     316%
Partnership distributions                $   55,000         -     100%
Limited partner distributions            $   49,500         -     100%
Per unit distribution to limited
 partners                                $     8.27         -     100%
Number of limited partner units               5,983     5,983

Revenues

The Partnership's income from net profits interests increased to $88,224 from $21,225 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 316%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 75%, or $11.09 per barrel, resulting in an increase of approximately $95,400 in income from net profits interests. Oil sales represented 86% of total oil and gas sales during the quarters ended June 30, 2000 as compared to 81% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 82%, or $1.62 per mcf, resulting in an increase of approximately $24,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $120,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 12% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $25,900 in income from net profits interests.

    Gas production decreased approximately 6,170 mcf or 40% during the same period, resulting in a decrease of approximately $22,200 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $48,100. The decrease in gas production is primarily due to a non-operated gas well. The operator performed a workover during the last quarter of 1999, which was not only unsuccessful, but caused the well to shut down. The well is not believed to be recoverable, thus the loss to the Partnership is considered to be permanent. This well represented approximately 1,120 mcf a month to the Partnership.

3.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $4,800 less during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

Costs and Expenses

Total costs and expenses decreased to $14,246 from $21,094 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 32%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $800 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. Depletion expense decreased to $4,000 for the quarter ended June 30, 2000 from $10,000 for the same period in 1999. This represents a decrease of 60%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.  General  Comparison of the Six Month Periods Ended June  30,  2000  and
    1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   26.13      12.38     111%
Average price per mcf of gas             $    3.55       1.82      95%
Oil production in barrels                   15,500     17,600    (12%)
Gas production in mcf                       11,840     28,500    (58%)
Income from net profits interests        $ 161,249     11,175   1,343%
Partnership distributions                $ 110,000          -     100%
Limited partner distributions            $  99,000          -     100%
Per unit distribution to limited
 partners                                $   16.55          -     100%
Number of limited partner units              5,983      5,983

Revenues

The Partnership's income from net profits interests increased to $161,249 from $11,175 for the six months ended June 30, 2000 and 1999, respectively, an increase of 1,343%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 111%, or $13.75 per barrel, resulting in an increase of approximately $242,000 in income from net profits interests. Oil sales represented 91% of total oil and gas sales during the six months ended June 30, 2000 as compared to 81% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 95%, or $1.73 per mcf, resulting in an increase of approximately $49,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $291,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,100 barrels or 12% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $54,900 in income from net profits interests.

    Gas production decreased approximately 16,660 mcf or 58% during the same period, resulting in a decrease of approximately $59,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $114,000. The Partnership's dramatic decline in gas production was primarily in connection with two wells. During 1999, the Partnership was involved in a lawsuit in order to receive payment for two months of production from the purchaser at that time. The lawsuit was settled in the current year with the Partnership receiving less than was owed from the purchaser. The original accrual recorded during the second quarter of 1999 was reversed in the current year. This reversal represented approximately 2,800 mcf. Additionally, the partnership was informed during the current year that a workover which was performed during the last quarter of 1999 on a non-operated well was not only unsuccessful but caused the well to shut down. This well is not believed to be recoverable, thus the loss to the Partnership is considered to be permanent. This well represented approximately 1,120 mcf a month. Total decline for the partnership during the six months ended June 30, 2000 in connection with this non-operated well was approximately 11,190 mcf.

3. Lease operating costs and production taxes were 11% higher, or approximately $27,200 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

Costs and Expenses

Total costs and expenses decreased to $35,593 from $52,297 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 32%. The decrease is the result of a decrease in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $1,700 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. Depletion expense decreased to $15,000 for the six months ended June 30, 2000 from $30,000 for the same period in 1999. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $147,500 in the six months ended June 30, 2000 as compared to approximately $(14,900) in the six months ended June 30, 1999.

There were no investing activities in the six months ended June 30, 2000. Cash flows provided by investing activities were approximately $18,600 in the six months ended June 30, 1999.

Cash flows used in financing activities in the six months ended June 30, 2000 were approximately $110,000. There were no financing activities during the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $110,000 of which $99,000 was distributed to the limited partners and $11,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $16.55. There were no distributions during the six months ended June 30, 1999.

The  source  for  the  2000  distributions of $110,000  were  oil  and  gas
operations  of  approximately  $147,500,  resulting  in  excess  cash   for
contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,757,245 have been made to the partners. As of June 30, 2000, $2,495,005 or $417.02 per limited partner unit has been distributed to the limited partners, representing a 83% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $166,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

             27 Financial Data Schedule

             (b)    Reports on Form 8-K:

             No reports on Form 8-
             K were filed during the quarter ended June 30, 2000.

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

Date: August 15, 2000