Form 10-Q
period 2000-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 2000-11-02
CIK 887426

Page 9 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   80,594         22,098
 Receivable from Managing General Partner         109,699        113,004
                                                ---------      ---------
     Total current assets                         190,293        135,102
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,221,667      2,221,662
  Less accumulated depreciation,
   depletion and amortization                   1,954,479      1,929,479
                                                ---------      ---------
     Net oil and gas properties                   267,188        292,183
                                                ---------      ---------
                                               $  457,481        427,285
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $        -              2
                                                ---------      ---------

Partners' equity
 General partners                                (13,019)       (18,539)
 Limited partners                                 470,500        445,822
                                                ---------      ---------
     Total partners' equity                       457,481        427,283
                                                ---------      ---------
                                               $  457,481        427,285
                                                =========      =========

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----
Revenues

Income from net
 profits interests           $   112,639    72,607     273,888    83,782
Interest                           1,014       197       2,168       317
                                 -------   -------     -------   -------
                                 113,653    72,804     276,056    84,099
                                 -------   -------     -------   -------
Expenses

General and administrative        10,265     9,935      30,858    32,232
Depreciation, depletion and
 amortization                     10,000         -      25,000    30,000
                                 -------   -------     -------   -------
                                  20,265     9,935      55,858    62,232
                                 -------   -------     -------   -------
Net income                   $    93,388    62,869     220,198    21,867
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     9,305     5,658      22,068     4,668
                                 =======   =======     =======   =======
 General Partner             $     1,034       629       2,452       519
                                 =======   =======     =======   =======
 Limited Partners            $    83,049    56,582     195,678    16,680
                                 =======   =======     =======   =======
  Per limited partner unit   $     13.88      9.46       32.71      2.79
                                 =======   =======     =======   =======

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  264,570     42,441
 Cash paid to suppliers                              (18,235)   (24,922)
 Interest received                                      2,168        317
                                                      -------    -------
  Net cash provided by operating activities           248,503     17,836
                                                      -------    -------
Cash flow from investing activities

 Cash received from sale of oil and gas
  Properties                                                -     18,762
 Additions to oil and gas properties                      (5)          -
                                                      -------    -------
  Net cash (used in) provided by investing activities                (5)
18,762
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (190,002)   (24,291)
                                                      -------    -------
Net increase in cash and cash equivalents              58,496     12,307

 Beginning of period                                   22,098      5,341
                                                      -------    -------
 End of period                                     $   80,594     17,648
                                                      =======    =======

                                                             (continued)

          Southwest Royalties Institutional Income Fund X-C, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  220,198     21,867

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              25,000     30,000
 Increase receivables                                 (9,318)   (41,341)
 Increase in payables                                  12,623      7,310
                                                      -------    -------
Net cash provided by operating activities          $  248,503     17,836
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management does not anticipate performing workovers during the next twelve months. The Partnership could possibly experience a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   29.16     18.77      55%
Average price per mcf of gas               $    4.25      2.01     111%
Oil production in barrels                      7,600     8,740    (13%)
Gas production in mcf                          9,100    12,860    (29%)
Income from net profits interests          $ 112,639    72,607      55%
Partnership distributions                  $  80,000    16,277     393%
Limited partner distributions              $  72,000    16,277     344%
Per unit distribution to limited partners  $   12.03      2.72     344%
Number of limited partner units                5,983     5,983

Revenues

The Partnership's income from net profits interests increased to $112,639 from $72,607 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 55%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by %, 55%, or $10.39 per barrel, resulting in an increase of approximately $90,800 in income from net profits interests. Oil sales represented 85% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 86% during the quarter ended September 30, 1999.

     The average price for an mcf of gas received by the Partnership increased during the same period by 111%, or $2.24 per mcf, resulting in an increase of approximately $28,800 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $119,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,140 barrels or 13% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $33,200 in income from net profits interests.

    Gas production decreased approximately 3,760 mcf or 29% during the same period, resulting in a decrease of approximately $16,000 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $49,200. The decrease in gas production is primarily due to a non-operated gas well. The operator performed a workover during the last quarter of 1999, which was not only unsuccessful, but caused the well to shut down. The well is not believed to be recoverable, thus the loss to the Partnership is considered to be permanent. This well represented approximately 1,220 mcf a month to the Partnership.

3. Lease operating costs and production taxes were 21% higher, or approximately $24,100 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses increased to $20,265 from $9,935 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 104%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $300 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. Depletion expense increased to $10,000 for the nine months ended September 30, 2000. There was no depletion expense recorded for the quarter ended September 30, 1999. This represents an increase of 100%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   27.26     14.50     88%
Average price per mcf of gas               $    3.58      2.02     77%
Oil production in barrels                     23,000    26,340   (13%)
Gas production in mcf                         20,740    38,410   (46%)
Income from net profits interests          $ 273,888    83,782    227%
Partnership distributions                  $ 190,000    24,277    683%
Limited partner distributions              $ 171,000    23,477    628%
Per unit distribution to limited partners  $   28.58      3.92    628%
Number of limited partner units                5,983     5,983

Revenues

The Partnership's income from net profits interests increased to $273,888 from $83,782 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 227%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 88%, or $12.76 per barrel, resulting in an increase of approximately $336,100 in income from net profits interests. Oil sales represented 89% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 83% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 77%, or $1.56 per mcf, resulting in an increase of approximately $59,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $396,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,340 barrels or 13% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $91,000 in income from net profits interests.

    Gas production decreased approximately 17,670 mcf or 46% during the same period, resulting in a decrease of approximately $63,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $154,300. The Partnership's dramatic decline in gas production was primarily in connection with two wells. During 1999, the Partnership was involved in a lawsuit in order to receive payment for two months of production from the purchaser at that time. The lawsuit was settled in the current year with the Partnership receiving less than was owed from the purchaser. The original accrual recorded during the second quarter of 1999 was reversed in the current year. This reversal represented approximately 2,800 mcf. Additionally, the partnership was informed during the current year that a workover which was performed during the last quarter of 1999 on a non-operated well was not only unsuccessful but caused the well to shut down. This well is not believed to be recoverable, thus the loss to the Partnership is considered to be permanent. This well represented approximately 1,220 mcf a month. Total decline for the partnership during the nine months ended
    September 30, 2000 in connection with this non-operated well was approximately 14,850 mcf.

3. Lease operating costs and production taxes were 14% higher, or approximately $51,300 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $55,858 from $62,232 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of 10%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,400 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. Depletion expense decreased to $25,000 for the nine months ended September 30, 2000 from $30,000 for the same period in 1999. This represents a decrease of 17%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in oil and gas revenues received by the Partnerships.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $248,500 in the nine months ended September 30, 2000 as compared to approximately $17,800 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash  flows  (used in) provided by investing activities were  approximately
$(5)  in  the  nine  months  ended  September  30,  2000  as  compared   to
approximately $18,800 in the nine months ended September 30, 1999.

Cash flows used in financing activities were approximately $190,000 in the nine months ended September 30, 2000 as compared to approximately $24,300 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $190,000 of which $171,000 was distributed to the limited partners and $19,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $28.58. Total distributions during the nine months ended September 30, 1999 were $24,277 of which $23,477 was distributed to the limited partners and $800 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $3.92.

The sources for the 2000 distributions of $190,000 were oil and gas operations of approximately $248,500, resulting in excess cash for
contingencies  or  subsequent  distributions.   The  source  for  the  1999
distributions of $24,277 was oil and gas operations of approximately $17,800 and a change in oil and gas property of approximately $18,800, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,837,245 have been made to the partners. As of September 30, 2000, $2,567,005 or $429.05 per limited partner unit has been distributed to the limited partners, representing a 86% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $190,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000