Form 10-K
period 2000-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 2001-03-28
CIK 887426

34
                                FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

The  total  number of pages contained in this report is 41.   There  is  no
exhibit index.

                            Table of Contents
Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   8

 4.  Submission of Matters to a Vote of Security Holders                 8

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 9

 6.  Selected Financial Data                                            10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      11

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             34

                                 Part III

10.  Directors and Executive Officers of the Registrant                 35

11.  Executive Compensation                                             37

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         37

13.  Certain Relationships and Related Transactions                     39

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        40

     Signatures                                                         41

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  92  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The year 2000 was a record year for crude oil prices. The world energy markets witnessed a continuation of the 1999 recovery seeing prices in the U.S. peak at $37 per barrel in September. Increasing demand and depleting inventories appeared to be the motivators in crude's dramatic rise. At the beginning of 2000, U.S. crude oil inventories were approximately 16% lower than at the beginning of 1999 and summer vacationers made it through a travel season that saw gasoline prices top $2 per gallon in some U.S. markets. The lack of crude oil inventory in the U.S. was also magnified by the colder than normal winter that much of the country experienced. However, several production increases from OPEC coupled with President
Clinton's release of 30 million barrels of oil from the U.S. Strategic Petroleum Reserve in September contributed to the slow in prices toward the end of the year. After averaging $30 per barrel for the year and over $32 from August through November, oil prices closed out the year 2000 at $26.80 per barrel.

Tighter supplies, rising demand, and the return of more seasonal summer and winter weather catapulted spot gas prices in 2000 to the highest levels since the market was deregulated in the mid-1980's. Average monthly spot prices rose an astounding 72.9% over 1999 levels to average $3.77/MMBTU. The climb in prices was fairly steady throughout the year, with the first-quarter spot prices averaging $2.44/MMBtu. After the winter season ended with a huge storage deficit of 306 BCF, a combination of factors contributed further to the upward trend in spot prices. As the summer temperatures heated up and the rate of storage injections remained sluggish, competition for gas supplies became fierce between power generators and gas utilities attempting to refill storage. Spot prices really took off in the fourth quarter as competition for storage gas in the waning days of the refill season became supercharged. And then came weeks of early heating-season cold, which caused gas utilities to scramble to meet the heating loads. A year of record high prices was capped off in December, with spot prices averaging $6.14/MMBtu, more than two-and-a-half times the previous five-year December average of $2.43/MMBtu.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2000          88%          12%
                    1999          84%          16%
                    1998          80%          20%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 84% of the Partnership's total oil and gas production during 2000: Teppco Crude Oil LLC for 72% and Plains Marketing LP for 12%. Two purchasers accounted for 79% of the Partnership's total oil and gas production during 1999: Teppco Crude Oil LLC for 68% and Scurlock Permian LLC for 11%. Three purchasers accounted for 73% of the Partnership's total oil and gas production during 1998: Mesa Pipe Line Company for 36%, Duke Energy Transports and Trad. for 26% and Scurlock Permian Corporation for 11%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event either of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000, there were 92 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2000, the Partnership possessed an interest in oil and gas properties located in; Chaves, Eddy and Lea Counties of New Mexico; and Colorado, Comanche, Glasscock, Howard, Martin, Midland, Mitchell, Scurry, Throckmorton, Tom Green and Winkler Counties of Texas. These properties consist of various interests in 478 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2000, 1999 and 1998.

During 2000, there were no property sales. During 1999, eight leases were sold for approximately $18,644. During 1998, two leases were sold for approximately $4,500.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased        No. of           Proved Reserves*
Name and Location     and Interest      Wells        Oil (bbls)  Gas (mcf)
-----------------     ------------      -----        ----------  ---------

Ackerly-Ira-Sharon    10/92 at 4%         405        105,000      176,000
Ridge Acquisition     to 50% net
Scurry, Mitchell      profits interest
and Martin
Counties, Texas

Kelt Ohio             1/94 at 25%           1              -      238,000
Chaves County,        to 50% net
New Mexico            profits interest

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $25.12 per barrel in the preparation of the reserve report as of January 1, 2001.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.31 per Mcf in the preparation of the reserve report as of January 1, 2001.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 2000, 30 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $56.14 per unit. As of December 31, 1999, no limited partner units were purchased by the Managing General Partner. In 1998, 50 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $149.12 per unit.

Number of Limited Partner Interest Holders

As of December 31, 2000, there were 333 holders of limited partner units in the Partnership.

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

During 2000, quarterly distributions were made totaling $286,050, with $257,445 distributed to the limited partners and $28,605 to the general partners. For the year ended December 31, 2000, distributions of $43.03 per limited partner unit were made, based upon 5,983 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $74,277, with $68,477 distributed to the limited partners and $5,800 to the general partners. For the year ended December 31, 1999, distributions of $11.45 per limited partner unit were made, based upon 5,983 limited partner units outstanding. During 1998, distributions were made totaling $115,500, with $103,950 distributed to the limited partners and $11,550 to the general partners. For the year ended December 31, 1998, distributions of $17.37 per limited partner unit were made, based upon 5,983 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31 2000, 1999, 1998, 1997 and 1996 should be read in conjunction with the financial statements included in Item 8:

                                      Year ended December 31,
                         -------------------------------------------------
                             2000     1999      1998      1997      1996
                             ----     ----      ----      ----      ----

Revenues              $  390,141    180,963    88,003   427,561   509,618

Net income (loss)        318,946     99,087 (149,133)   235,030   361,432

Partners' share of net
 income (loss):

  General partners        34,995     13,909     3,687    38,403    46,576

  Limited partners       283,951     85,178 (152,820)   196,627   314,856

Limited partners' net
  income (loss) per unit               47.46     14.24   (25.54)      32.86
52.63

Limited partners' cash
  distribution per unit                43.03     11.45     17.37      84.16
94.71

Total assets          $  460,179    427,285   402,489   667,106   991,576

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

Based on current conditions, management anticipates performing no workovers during 2001 or 2002 to enhance production. Workovers may be performed in the year 2003. The partnership may have an increase in production volumes the year 2003, otherwise, the partnership will most likely experience the historical production decline of approximately 8% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2000 and 1999

The following table provides certain information regarding performance factors for the years ended December 31, 2000 and 1999:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   27.70    16.32      70%
Average price per mcf of gas               $    3.73     2.14      74%
Oil production in barrels                     30,400   34,820    (13%)
Gas production in mcf                         30,100   49,970    (40%)
Income from net profits interests          $ 386,562  180,192     115%
Partnership distributions                  $ 286,050   74,277     285%
Limited partner distributions              $ 257,445   68,477     276%
Per unit distribution to limited partners  $   43.03    11.45     276%
Number of limited partner units                5,983    5,983

Revenues

The Partnership's income from net profits interests increased to $386,562 from $180,192 for the years ended December 31, 2000 and 1999, respectively, an increase of 115%. The principal factors affecting the comparison of the years ended December 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999 by 70%, or $11.38 per barrel, resulting in an increase of approximately $346,000 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the year ended December 31, 2000 as compared to 84% during the year ended December 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 74%, or $1.59 per mcf, resulting in an increase of approximately $47,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $393,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,420 barrels or 13% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, resulting in a decrease of approximately $72,100 in income from net profits interests.

    Gas production decreased approximately 19,870 mcf or 40% during the same period, resulting in a decrease of approximately $42,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $114,600. The Partnership's dramatic decline in gas production was primarily in connection with two wells. During 1999, the Partnership was involved in a lawsuit in order to receive payment for two months of production from the purchaser at that time. The lawsuit was settled in the current year with the Partnership receiving less than was owed from the purchaser. The original accrual recorded during the second quarter of 1999 was reversed in the current year. This reversal represented approximately 2,800 mcf. Additionally, the partnership was informed during the current year that a workover which was performed during the last quarter of 1999 on a non-operated well was not only unsuccessful but caused the well to shut down. This well is not believed to be recoverable, thus the loss to the Partnership is considered to be permanent. This well represented approximately 1,320 mcf a month. Total decline for the partnership during the year ended December 31, 2000 in connection with this non-operated well was approximately 15,700 mcf.

3. Lease operating costs and production taxes were 15% higher, or approximately $72,900 more during the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase in lease operating costs and production taxes is due in part to an increase in major repairs and maintenance, such as overhead and pulling expense on two leases, and in part to the rise in production taxes directly associated with the rise in oil and gas prices received during the past year. The rise in oil and gas prices for 2000 has allowed the Partnership to perform these repairs and maintenance in the hopes of increasing production, thereby increasing revenues.

Costs and Expenses

Total  costs and expenses decreased to $71,195 from $81,876 for  the  years ended December 31, 2000 and 1999, respectively, a decrease of 13%. The decrease is the result of lower depletion expense and general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,700 during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

2. Depletion expense decreased to $31,000 for the year ended December 31, 2000 from $40,000 for the same period in 1999. This represents a decrease
   of  23%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   The major factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $12,000 as of December 31, 1999.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1999 and 1998

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

3. Depletion expense decreased to $40,000 for the year ended December 31, 1999 from $186,000 for the same period in 1998. This represents a decrease
   of  78%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 2000, 1999 and 1998 was $318,946, $99,087 and $(149,133), respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2000, 1999 and 1998 would have been $349,946, $139,087 and $36,867, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2000, 1999 and 1998 were $286,050, $74,277 and $115,500, respectively. The differences are indicative of the changes in oil and gas prices, production and properties during 2000, 1999 and 1998.

The source for the 2000 distributions of $286,050 were oil and gas operations of approximately $352,000, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $74,277 were oil and gas operations of approximately $72,300 and the change in oil and gas properties of approximately $18,800, resulting in excess cash for contingencies or subsequent distributions. The source for the 1998 distributions of $115,500 were oil and gas operations of approximately $96,600, and the change in oil and gas properties of approximately $4,200, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2000 were $286,050 of which $257,445 was distributed to the limited partners and $28,605 to the general partners. The per unit distribution to limited partners during the same period was $43.03. Total distributions during the year ended December 31, 1999 were $74,277 of which $68,477 was distributed to the limited partners and $5,800 to the general partners. The per unit distribution to limited partners during the same period was $11.45. Total distributions during the year ended December 31, 1998 were $115,500 of which $103,950 was distributed to the limited partners and $11,550 to the general partners. The per unit distribution to limited partners during the same period was $17.37.

Since inception of the Partnership, cumulative monthly cash distributions of $2,933,295 have been made to the partners. As of December 31, 2000, $2,653,450 or $443.50 per limited partner unit, has been distributed to the limited partners, representing a 89% return of the capital contributed.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $352,000 in 2000 compared to $72,300 in 1999 and approximately $96,600 in 1998. The primary source of the 2000 cash flow from operating activities was profitable operations.

The Partnership had no cash flows from investing activities in 2000. Cash flows provided by investing activities were approximately $18,800 in 1999 and approximately $4,200 in 1998.

Cash flows used in financing activities were approximately $286,100 in 2000 compared to $74,300 in 1999 and approximately $115,500 in 1998. The only 2000 use in financing activities was the distributions to partners.

As of December 31, 2000, the Partnership has approximately $199,000 in working capital. The Managing General Partner believes the revenue generated from operations are adequate to meet the operating needs of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund X-C, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund X-C, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund X-C, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.








                                        KPMG LLP



Midland, Texas
March 21, 2001

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


                                                      2000          1999
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $        87,960       22,098
 Receivable from Managing General Partner            111,036      113,004

---------                                    ---------
                                                 Total    current    assets
198,996                                      135,102

---------                                    ---------
Oil and gas properties - using the full-
  method of accounting                             2,221,662    2,221,662
                                             Less accumulated depreciation,
                                               depletion  and  amortization
1,960,479                                    1,929,479

---------                                    ---------
                                              Net  oil  and gas  properties
261,183                                      292,183

---------                                    ---------

                                                                          $
460,179                                      427,285

=========                                    =========
  Liabilities and Partners' Equity

Current liability - distribution payable     $             -            2

---------                                    ---------
Partners' equity:
 General partners                                   (12,149)     (18,539)
 Limited partners                                    472,328      445,822

---------                                    ---------
                                                Total    partners'   equity
460,179                                      427,283

---------                                    ---------
                                                                          $
460,179                                      427,285

=========                                    =========























                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2000, 1999 and 1998



                                                 2000      1999      1998
                                                 ----      ----      ----
  Revenues

Income from net profits interests         $    386,562   180,192   87,204
Interest from operations                         3,579       771      799
                                                                    -------
-------                                   ---------
                                                                    390,141
180,963                                   88,003
                                                                    -------
-------                                   ---------
  Expenses

General and administrative                      40,195    41,876   51,136
Depreciation, depletion and amortization        31,000    40,000  186,000
                                                                    -------
-------                                   ---------
                                                                     71,195
81,876                                    237,136
                                                                    -------
-------                                   ---------
Net income (loss)                         $    318,946    99,087(149,133)
                                                                    =======
=======                                   =========
Net income (loss) allocated to:

 Managing General Partner                 $     31,496    12,518    3,318
                                                                    =======
=======                                   =========
 General partner                          $      3,499     1,391      369
                                                                    =======
=======                                   =========
 Limited partners                         $    283,951    85,178(152,820)
                                                                    =======
=======                                   =========
  Per limited partner unit                $      47.46     14.24   (25.54)
                                                                    =======
=======                                   =========


























                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2000, 1999 and 1998


                                               General   Limited
                                               Partners  Partners  Total
                                               --------  --------  -----
Balance at December 31, 1997              $   (18,785)   685,891  667,106

 Net income (loss)                               3,687 (152,820)(149,133)

 Distributions                                (11,550) (103,950)(115,500)
                                                                    -------
---------                                 --------
Balance at December 31, 1998                  (26,648)   429,121  402,473

 Net income                                     13,909    85,178   99,087

 Distributions                                 (5,800)  (68,477) (74,277)
                                                                    -------
---------                                 --------
Balance at December 31, 1999                  (18,539)   445,822  427,283

 Net income                                     34,995   283,951  318,946

 Distributions                                (28,605) (257,445)(286,050)
                                                                    -------
---------                                 --------
Balance at December 31, 2000              $   (12,149)   472,328  460,179
                                                                    =======
=========                                 =========































                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999      1998
                                                 ----      ----      ----

Cash flows from operating activities:

 Cash received from net profits interests $    389,892   116,032  137,384
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(41,557)                                  (44,517)(41,628)
 Interest received                               3,579       771      799
                                                                    -------
-------                                   ---------
   Net  cash provided by operating activities              351,914   72,286
96,555
                                                                    -------
-------                                   ---------
Cash flows from investing activities:

 Sale of oil and gas properties                      -    18,762    4,204
                                                                    -------
-------                                   ---------
Cash flows from financing activities:

 Distributions to partners                   (286,052)  (74,291)(115,484)
                                                                    -------
-------                                   ---------
  Net increase (decrease) in cash and
                                           equivalents     65,862    16,757
(14,725)

 Beginning of period                            22,098     5,341   20,066
                                                                    -------
-------                                   ---------
 End of period                            $     87,960    22,098    5,341
                                                                    =======
=======                                   =========


(continued)





















                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999      1998
                                                 ----      ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    318,946    99,087(149,133)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                31,000    40,000
186,000
  Decrease (increase) in receivables             3,330  (64,160)   50,180
  (Decrease) increase in payables              (1,362)   (2,641)    9,508
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    351,914    72,286   96,555
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2000, 1999 and 1998 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method, the Partnership recognizes sales revenue on all gas sold. As of December 31, 2000, 1999 and 1998, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 2000 and 1999 is $386,853 and $401,631 more, respectively, than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

     Number of Limited Partner Units
     As of December 31, 2000, 1999 and 1998 there were 5,983 limited partner units outstanding held by 333, 336 and 337 partners.

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

     As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $175,300, $176,300 and $184,900 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $15,000, $4,800 and $4,100 for the years ended December 31, 2000, 1999 and 1998, respectively. The Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $36,000 during 2000, 1999 and 1998, for reimbursement of indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $111,000 and $113,000 are from oil and gas production, net of lease operating costs and production taxes, as of December 2000 and 1999, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating none for the years ended December 31, 2000, 1999 and 1998.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 84% of the Partnership's total oil and gas production during 2000: Teppco Crude Oil LLC for 72% and Plains
     Marketing LP for 12%. Two purchasers accounted for 79% of the Partnership's total oil and gas production during 1999: Teppco Crude Oil LLC for 68% and Scurlock Permian LLC for 11%. Three purchasers accounted for 73% of the Partnership's total oil and gas production during 1998: Mesa Pipe Line Company for 36%, Duke Energy Transports and Trad. for 26% and Scurlock Permian Corporation for 11%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event either of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                   Oil (bbls)    Gas (mcf)
                                                   ----------    ---------
     Proved developed and undeveloped reserves -

     January 1, 1998                                123,000       776,000

     Sales of reserves in place                     (8,000)             -
     Production                                    (42,000)      (65,000)
     Revision of estimates in place                (41,000)     (230,000)
                                                    -------     ---------
     December 31, 1998                               32,000       481,000

     Production                                    (35,000)      (50,000)
     Revision of estimates in place                 167,000       169,000
                                                    -------     ---------
     December 31, 1999                              164,000       600,000

     Production                                    (30,000)      (30,000)
     Revision of estimates in place                (19,000)      (22,000)
                                                    -------     ---------
     December 31, 2000                              115,000       548,000
                                                    =======     =========

     Proved developed reserves -

     December 31, 1998                               32,000       444,000
                                                    =======     =========
     December 31, 1999                              164,000       563,000
                                                    =======     =========
     December 31, 2000                              115,000       548,000
                                                    =======     =========

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments  from  $26.80  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $25.12 per barrel in the preparation of the reserve report as of January 1, 2001.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.31 per Mcf in the preparation of the reserve report as of January 1, 2001.

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

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000, 1999 and 1998 is presented below:

                                              2000       1999       1998
                                              ----       ----       ----

     Future cash inflows, net of
       production and development
       costs                            $  4,765,000  2,057,000   893,000
     10% annual discount for
       estimated timing of cash
       flows                               2,324,000    823,000   375,000
                                                       ---------  ---------
---------
     Standardized measure of
       discounted future net cash
       flows                            $  2,441,000  1,234,000   518,000
                                                       =========  =========
=========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000       1999       1998
                                              ----       ----       ----

     Sales of oil and gas produced,
       net of production costs          $  (387,000)  (180,000)  (88,000)
      Changes  in prices and production costs           1,833,000  (46,000)
(221,000)
     Changes of production rates
       (timing) and others                  (95,000)   (22,000)  (35,000)
     Revisions of previous
       quantities estimates                (267,000)    912,000 (373,000)
     Accretion of discount                   123,000     52,000   117,000
     Sales of minerals in place                    -          -  (51,000)
     Discounted future net
       cash flows -
       Beginning of year                   1,234,000    518,000 1,169,000
                                                       ---------  ---------
---------
       End of year                      $  2,441,000  1,234,000   518,000
                                                       =========  =========
=========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $   73,477     88,926   113,653     114,085
     Total expenses               21,347     14,246    20,265      15,337
     Net income                   52,130     74,680    93,388      98,748
     Net income per limited
      partners unit                 7.66      11.17     13.88       14.75

  1999:
     Total revenues           $  (9,986)     21,281    72,804      96,864
     Total expenses               31,203     21,094     9,935      19,644
     Net income (loss)          (41,189)        187    62,869      77,220
     Net income (loss) per limited
      partners unit               (6.53)      (.14)      9.46       11.45

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

     Name                   Age                    Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      45     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.B.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 45, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $36,000 during 2000, 1999 and 1998 as an administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through prior purchases the Managing General Partner also owns 94 limited partner units, or a 1.6% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 10.4%.

No officer or director of the Managing General Partner owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the
Partnership, owns a one percent interest as a general partner. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. A list of beneficial owners of limited partner units, acquired by the Managing General Partner, is as follows:
                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns      1.6%
                      Interest                     Managing General Partner
94 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns    1.6%
                      Interest                      Chairman of the  Board,
94 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns    1.6%
                     Interest                     Secretary and Director of
94 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns    1.6%
                     Interest                     Vice President and CFO of
94 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns    1.6%
                     Interest                     Vice President, Marketing
94 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns    1.6%
                      Interest                      Director  of  Southwest
94 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2000, the Managing General Partner received $36,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $175,300 for administrative overhead attributable to operating such properties during 2000.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $15,000 for the year ended December 31, 2000.

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

                                      27   Financial Data Schedule

          (b)  Report on Form 8-K

          There were no reports filed on Form 8-K during the quarter ended December 31, 2000.

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


                          Date:    March 30, 2001


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


Date:  March 30, 2001


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 30, 2001