Form 10-Q
period 2001-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 2001-05-09
CIK 887426

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                    2001           2000
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     83,937         87,960
 Receivable from Managing General Partner          108,395        111,036
                                                 ---------      ---------
    Total current assets                           192,332        198,996
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,221,662      2,221,662
  Less accumulated depreciation,
   depletion and amortization                    1,974,479      1,960,479
                                                 ---------      ---------
    Net oil and gas properties                     247,183        261,183
                                                 ---------      ---------
                                              $    439,515        460,179
                                                 =========      =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $   (12,816)       (12,149)
 Limited partners                                  452,331        472,328
                                                 ---------      ---------
    Total partners' equity                         439,515        460,179
                                                 ---------      ---------
                                              $    439,515        460,179
                                                 =========      =========

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

  Revenues

Income from net profits interests                   $   122,285     73,025
Interest                                                  1,104        452
                                                        -------    -------
                                                        123,389     73,477
                                                        -------    -------
  Expenses

General and administrative                               10,053     10,347
Depreciation, depletion and amortization                 14,000     11,000
                                                        -------    -------
                                                         24,053     21,347
                                                        -------    -------
Net income                                          $    99,336     52,130
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    10,200      5,682
                                                        =======    =======
 General partner                                    $     1,133        631
                                                        =======    =======
 Limited partners                                   $    88,003     45,817
                                                        =======    =======
  Per limited partner unit                          $     14.71      7.66
                                                        =======    =======

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

 Cash received from net profits interest            $   124,838     77,721
 Cash paid to suppliers                                 (9,965)    (4,673)
 Interest received                                        1,104        452
                                                       --------   --------
  Net cash provided by operating activities             115,977     73,500
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (120,000)   (55,000)
                                                       --------   --------
Net  (decrease) increase in cash and cash equivalents               (4,023)
18,500

 Beginning of period                                     87,960     22,098
                                                       --------   --------
 End of period                                      $    83,937     40,598
                                                       ========   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund X-C, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    99,336     52,130

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               14,000     11,000
  Decrease in receivables                                 2,553      4,696
  Increase in payables                                       88      5,674
                                                        -------    -------
Net cash provided by operating activities           $   115,977     73,500
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000.

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2001      2000    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   25.27     25.66     (2%)
Average price per mcf of gas              $    6.75      1.82     271%
Oil production in barrels                     7,000     8,100    (14%)
Gas production in mcf                        11,600     8,600      35%
Income from net profits interests         $ 122,285    73,025      67%
Partnership distributions                 $ 120,000    55,000     118%
Limited partner distributions             $ 108,000    49,500     118%
Per unit distribution to limited
 partners                                 $   18.05      8.27     118%
Number of limited partner units               5,983     5,983

Revenues

The Partnership's income from net profits interests increased to $122,285 from $73,025 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 67%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 2%, or $.39 per barrel, resulting in a decrease of approximately $2,700 in income from net profits interests. Oil sales represented 69% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 93% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 271%, or $4.93 per mcf, resulting in an increase of approximately $57,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $54,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 14% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in a decrease of approximately $28,200 in income from net profits interests.

    Gas production increased approximately 3,000 mcf or 35% during the same period, resulting in an increase of approximately $5,500 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $22,700. The increase in gas production is due to a successful workover performed on a non-operated lease during 2000.

3.  Lease  operating  costs  and  production  taxes  were  12%  lower,   or
    approximately $17,500 less during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

Costs and Expenses

Total costs and expenses increased to $24,053 from $21,347 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 13%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $300 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. Depletion expense increased to $14,000 for the quarter ended March 31, 2001 from $11,000 for the same period in 2000. This represents an increase of 27%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the increase in depletion expense between the comparative periods was the increase in oil and gas sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $116,000 in the quarter ended March 31, 2001 as compared to approximately $73,500 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $120,000 in the quarter ended March 31, 2001 as compared to approximately $55,000 in the quarter ended March 31, 2000. The only 2001 use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $120,000 of which $108,000 was distributed to the limited partners and $12,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $18.05. Total distributions during the quarter ended March 31, 2000 were $55,000 of which $49,500 was distributed to the limited partners and $5,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $8.27.

The primary sources for the 2001 distributions of $120,000 were oil and gas operations of approximately $116,000, with the balance from available cash on hand at the beginning of the period. The primary sources for the 2000 distributions of $55,000 were oil and gas operations of approximately $73,500, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $3,053,295 have been made to the partners. As of March 31, 2001, $2,761,450 or $461.55 per limited partner unit has been distributed to the limited partners, representing a 92% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $192,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Report on Form 8-K:

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



Date:  May 15, 2001