Form 10-Q
period 2001-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 2001-08-02
CIK 887426

14 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)

  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     60,905         87,960
 Receivable from Managing General Partner           70,029        111,036
                                                 ---------      ---------
    Total current assets                           130,934        198,996
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,221,662      2,221,662
  Less accumulated depreciation,
   depletion and amortization                    1,996,479      1,960,479
                                                 ---------      ---------
    Net oil and gas properties                     225,183        261,183
                                                 ---------      ---------
                                              $    356,117        460,179
                                                 =========      =========

  Liabilities and Partners' Equity
  --------------------------------
Partners' equity:
 General partners                             $   (18,957)       (12,149)
 Limited partners                                  375,074        472,328
                                                 ---------      ---------
    Total partners' equity                         356,117        460,179
                                                 ---------      ---------
                                              $    356,117        460,179
                                                 =========      =========

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Income from net profits
 interests                    $    47,597     88,224    169,882    161,249
Interest                              943        702      2,047      1,154
                                  -------    -------    -------    -------
                                   48,540     88,926    171,929    162,403
                                  -------    -------    -------    -------

  Expenses
  --------
General and administrative          9,935     10,246     19,989     20,593
Depreciation, depletion and
 amortization                      22,000      4,000     36,000     15,000
                                  -------    -------    -------    -------
                                   31,935     14,246     55,989     35,593
                                  -------    -------    -------    -------
Net income                    $    16,605     74,680    115,940    126,810
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     3,474      7,081     13,675     12,763
                                  =======    =======    =======    =======
 General Partner              $       386        787      1,519      1,418
                                  =======    =======    =======    =======
 Limited Partners             $    12,745     66,812    100,746    112,629
                                  =======    =======    =======    =======
  Per limited partner unit    $      2.13     11.17       16.84      18.82
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   211,986    160,060
 Cash paid to suppliers                                (21,088)   (13,762)
 Interest received                                        2,047      1,154
                                                        -------    -------
  Net cash provided by operating activities             192,945    147,452
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (220,000)  (110,002)
                                                        -------    -------

Net (decrease) increase in cash
         (27,055)               37,450

 Beginning of period                                     87,960     22,098
                                                        -------    -------
 End of period                                      $    60,905     59,548
                                                        =======    =======

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   115,940    126,810

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               36,000     15,000
  Decrease (increase) in receivables                     42,104    (1,189)
  (Decrease) increase in payables                       (1,099)      6,831
           -------                        -------
Net cash provided by operating activities           $   192,945    147,452
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based  on  current  conditions, management does not  anticipate  performing
workovers  during  2001.   The Partnership will most  likely  experience  a
production decline of 8% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    24.00     25.88     (7%)
Average price per mcf of gas             $     3.57      3.59     (1%)
Oil production in barrels                     7,100     7,600     (7%)
Gas production in mcf                        11,500     9,200      25%
Income from net profits interests        $   47,597    88,224    (46%)
Partnership distributions                $  100,000    55,000      82%
Limited partner distributions            $   90,000    49,500      82%
Per unit distribution to limited
 partners                                $    15.04      8.27      82%
Number of limited partner units               5,983     5,983

Revenues

The Partnership's income from net profits interests decreased to $47,597 from $88,224 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 46%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 7%, or $1.88 per barrel, resulting in a decrease of approximately $13,300 in income from net profits interests. Oil sales represented 81% of total oil and gas sales during the quarters ended June 30, 2001 as compared to 86% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 1%, or $.02 per mcf, resulting in a decrease of approximately $200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $13,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 7% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $12,900 in income from net profits interests.

    Gas production increased approximately 2,300 mcf or 25% during the same period, resulting in an increase of approximately $8,300 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $4,600. The increase in gas production is in relation to an unsuccessful workover, which was performed on a non-operated lease during 2000. The workover caused the well to shut down and was determined to be unrecoverable. During the six months ended June 30, 2001, a new well on the same lease was brought on line and has proven successful in replacing the lost production of the old well.

3.  Lease  operating  costs  and  production  taxes  were  8%  higher,   or
    approximately $11,500 more during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $31,935 from $14,246 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 124%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $300 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. Depletion expense increased to $22,000 for the quarter ended June 30, 2001 from $4,000 for the same period in 2000. This represents an increase of 450%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.  General  Comparison of the Six Month Periods Ended June  30,  2001  and
    2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   24.35      26.13     (7%)
Average price per mcf of gas             $    4.62       3.55      30%
Oil production in barrels                   14,100     15,500     (9%)
Gas production in mcf                       23,000     11,840      94%
Income from net profits interests        $ 169,882    161,249       5%
Partnership distributions                $ 220,000    110,000     100%
Limited partner distributions            $ 198,000     99,000     100%
Per unit distribution to limited
 partners                                $   33.09      16.55     100%
Number of limited partner units              5,983      5,983

Revenues

The Partnership's income from net profits interests increased to $169,882 from $161,249 for the six months ended June 30, 2001 and 2000, respectively, an increase of 5%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 7%, or $1.78 per barrel, resulting in a decrease of approximately $25,100 in income from net profits interests. Oil sales represented 76% of total oil and gas sales during the six months ended June 30, 2001 as compared to 91% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 30%, or $1.07 per mcf, resulting in an increase of approximately $24,600 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 9% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $36,600 in income from net profits interests.

    Gas production increased approximately 11,160 mcf or 94% during the same period, resulting in an increase of approximately $39,600 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $3,000. The increase in gas production is in relation to an unsuccessful workover, which was performed on a non-operated lease during 2000. The workover caused the well to shut down and was determined to be unrecoverable. During the six months ended June 30, 2001, a new well on the same lease was brought on line and has proven successful in replacing the lost production of the old well.

3.  Lease   operating  costs  and  production  taxes  were  2%  lower,   or
    approximately $6,100 less during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $55,989 from $35,593 for the six months ended June 30, 2001 and 2000, respectively, an increase of 57%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $600 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. Depletion expense increased to $36,000 for the six months ended June 30, 2001 from $15,000 for the same period in 2000. This represents an increase of 140%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $192,900 in the six months ended June 30, 2001 as compared to approximately $147,500 in the six months ended June 30, 2000.

Cash flows used in financing activities in the six months ended June 30, 2001 were approximately $220,000 as compared to approximately $110,000 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $220,000 of which $198,000 was distributed to the limited partners and $22,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $33.09. Total distributions during the six months ended June 30, 2000 were $110,000 of which $99,000 was distributed to the limited partners and $11,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $16.55.

The source for the 2001 distributions of $220,000 were oil and gas operations of approximately $192,900, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $110,000 were oil and gas operations of approximately $147,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,153,295 have been made to the partners. As of June 30, 2001, $2,851,450 or $476.59 per limited partner unit has been distributed to the limited partners, representing a 95% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $130,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

             (a)           Reports on Form 8-K:

                        No reports on Form 8-
             K were filed during the quarter ended June 30, 2001.

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

Date: August 15, 2001