Form 10-Q
period 2001-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 2001-11-13
CIK 887426

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     20,226         87,960
 Receivable from Managing General Partner           50,891        111,036
                                                 ---------      ---------
    Total current assets                            71,117        198,996
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,221,662      2,221,662
  Less accumulated depreciation,
   depletion and amortization                    2,045,479      1,960,479
                                                 ---------      ---------
    Net oil and gas properties                     176,183        261,183
                                                 ---------      ---------
                                              $    247,300        460,179
                                                 =========      =========

Liabilities and Partners' Equity
--------------------------------
Partners' equity:
 General partners                             $   (24,937)       (12,149)
 Limited partners                                  272,237        472,328
                                                 ---------      ---------
    Total partners' equity                         247,300        460,179
                                                 ---------      ---------
                                              $    247,300        460,179
                                                 =========      =========

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2001      2000        2001      2000
                                  ----      ----        ----      ----
Revenues
--------
Income from net
 profits interests           $    39,868   112,639     209,750   273,888
Interest                             538     1,014       2,585     2,168
                                 -------   -------     -------   -------
                                  40,406   113,653     212,335   276,056
                                 -------   -------     -------   -------
Expenses
--------
General and administrative        10,225    10,265      30,214    30,858
Depreciation, depletion and
 amortization                     49,000    10,000      85,000    25,000
                                 -------   -------     -------   -------
                                  59,225    20,265     115,214    55,858
                                 -------   -------     -------   -------
Net income (loss)            $  (18,819)    93,388      97,121   220,198
                                 =======   =======     =======   =======

Net income (loss) allocated to:

 Managing General Partner    $     2,716     9,305      16,391    22,068
                                 =======   =======     =======   =======
 General Partner             $       302     1,034       1,821     2,452
                                 =======   =======     =======   =======
 Limited Partners            $  (21,837)    83,049      78,909   195,678
                                 =======   =======     =======   =======
  Per limited partner unit   $    (3.65)     13.88       13.19     32.71
                                 =======   =======     =======   =======

          Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  268,812    264,570
 Cash paid to suppliers                              (29,131)   (18,235)
 Interest received                                      2,585      2,168
                                                      -------    -------
  Net cash provided by operating activities           242,266    248,503
                                                      -------    -------
Cash flow used in investing activities

 Additions to oil and gas properties                        -        (5)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (310,000)  (190,002)
                                                      -------    -------
Net (decrease) increase in cash and cash equivalents            (67,734)
58,496

 Beginning of period                                   87,960     22,098
                                                      -------    -------
 End of period                                     $   20,226     80,594
                                                      =======    =======
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $   97,121    220,198

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              85,000     25,000
 Decrease (increase) receivables                       59,060    (9,318)
 Increase in payables                                   1,085     12,623
                                                      -------    -------
Net cash provided by operating activities          $  242,266    248,503
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management does not anticipate performing workovers during the next twelve months. The Partnership could possibly experience a normal decline of 8% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   21.85     29.16    (25%)
Average price per mcf of gas               $    2.09      4.25    (51%)
Oil production in barrels                      7,300     7,600     (4%)
Gas production in mcf                         11,200     9,100      23%
Income from net profits interests          $  39,868   112,639    (65%)
Partnership distributions                  $  90,000    80,000      13%
Limited partner distributions              $  81,000    72,000      13%
Per unit distribution to limited partners  $   13.54     12.03      13%
Number of limited partner units                5,983     5,983

Revenues

The Partnership's income from net profits interests decreased to $39,868 from $112,639 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 65%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 25%, or $7.31 per barrel, resulting in a decrease of approximately $53,400 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 85% during the quarter ended September 30, 2000.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 51%, or $2.16 per mcf, resulting in a decrease of approximately $24,200 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $77,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 4% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $8,700 in income from net profits interests.

    Gas production increased approximately 2,100 mcf or 23% during the same period, resulting in an increase of approximately $8,900 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $200. The increase in gas production is in relation to an unsuccessful workover, which was performed on a non-operated lease during 2000. The workover caused the well to shut down and was determined to be unrecoverable. During the nine months ended September 30, 2001, a new well on the same lease was brought on line and has proven successful in replacing the lost production of the old well.

3.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $4,300 less during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $59,225 from $20,265 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 192%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $40 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. Depletion expense increased to $49,000 for the nine months ended September 30, 2001 from $10,000 for the same period in 2000. This represents an increase of 390%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.13     27.26   (15%)
Average price per mcf of gas               $    3.89      3.58      9%
Oil production in barrels                     21,400    23,000    (7%)
Gas production in mcf                         33,900    20,740     63%
Income from net profits interests          $ 209,750   273,888   (23%)
Partnership distributions                  $ 310,000   190,000     63%
Limited partner distributions              $ 279,000   171,000     63%
Per unit distribution to limited partners  $   46.63     28.58     63%
Number of limited partner units                5,983     5,983

Revenues

The Partnership's income from net profits interests decreased to $209,750 from $273,888 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 23%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 15%, or $4.13 per barrel, resulting in a decrease of approximately $88,400 in income from net profits interests. Oil sales represented 79% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 89% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.31 per mcf, resulting in an increase of approximately $10,500 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $77,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,600 barrels or 7% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $43,600 in income from net profits interests.

    Gas production increased approximately 13,160 mcf or 63% during the same period, resulting in an increase of approximately $47,100 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $3,500. The increase in gas production is in relation to an unsuccessful workover, which was performed on a non-operated lease during 2000. The workover caused the well to shut down and was determined to be unrecoverable. During the nine months ended September 30, 2001, a new well on the same lease was brought on line and has proven successful in replacing the lost production of the old well.

3.  Lease   operating  costs  and  production  taxes  were  2%  lower,   or
    approximately $10,300 less during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $115,214 from $55,858 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 106%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $600 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. Depletion expense increased to $85,000 for the nine months ended September 30, 2001 from $25,000 for the same period in 2000. This represents an increase of 240%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $242,300 in the nine months ended September 30, 2001 as compared to approximately $248,500 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

There were no cash flows used in investing activities for the nine months ended September 30, 2001 as compared to approximately $(5) in the nine months ended September 30, 2000.

Cash flows used in financing activities were approximately $310,000 in the nine months ended September 30, 2001 as compared to approximately $190,000 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $310,000 of which $279,000 was distributed to the limited partners and $31,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $46.63. Total distributions during the nine months ended September 30, 2000 were $190,000 of which $171,000 was distributed to the limited partners and $19,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $28.58.

The source for the 2001 distributions of $310,000 was oil and gas operations of approximately $242,300, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $190,000 were oil and gas operations of approximately $248,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,243,295 have been made to the partners. As of September 30, 2001, $2,932,450 or $490.13 per limited partner unit has been distributed to the limited partners, representing a 98% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $71,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001