Form 10-K
period 2001-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 2002-04-01
CIK 887426

4
                                FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

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

The  total  number of pages contained in this report is 39.   There  is  no
exhibit index.

                            Table of Contents
Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   7

 4.  Submission of Matters to a Vote of Security Holders                 7

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 8

 6.  Selected Financial Data                                             9

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      10

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             33

                                 Part III

10.  Directors and Executive Officers of the Registrant                 34

11.  Executive Compensation                                             35

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         35

13.  Certain Relationships and Related Transactions                     37

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        38

     Signatures                                                         39

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  89  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

For nearly nine months, despite the fears of a global recession, crude oil prices held steady between $26 and $28 per barrel due in part to a series of OPEC and non-OPEC production cuts. Then, following what has become known simply as "9-11", crude prices plunged immediately to $22 and gradually fell to below $18 per barrel. Slower demand across the U.S. caused by the threat of recession and warmer than expected weather also led to declining prices in the latter half of 2001. However, the oil cartel and other non-member countries agreed for the fourth time since February to curb output in an effort to stabilize prices. Crude oil contracts trading on the NYMEX closed the year at approximately $20 per barrel.

Spot prices in 2001 climbed to their highest levels ever, with the yearly average price nationwide reaching $4.14/MMBtu, up 9.77% from the 2000 average of $3.77/MMBtu. Prices reached their zenith in the first quarter of 2001 before beginning a steady decline throughout the remainder of the year. The terrorist attacks of September 11 knocked the New York
Mercantile Exchange out of the market for several days and shook the spot marketplace into a maintenance mode. As companies measured the impact of the attacks on the U.S. economy, spot prices deteriorated further. In the fourth quarter, prices bottomed out for the year with the three-month average falling to $2.31/MMBtu. As for 2002, record-high storage levels and the expectation of a flat economy through the first half of the year are leading industry experts to predict prices to average $2.05/MMBtu, remaining above the $2.00 per MMBtu level for a 5th consecutive year.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2001          78%          22%
                    2000          88%          12%
                    1999          84%          16%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 77% of the Partnership's total oil and gas production during 2001: Teppco Crude Oil LLC for 65% and Plains Marketing LP for 12%. Two purchasers accounted for 84% of the Partnership's total oil and gas production during 2000: Teppco Crude Oil LLC for 72% and Plains Marketing LP for 12%. Two purchasers accounted for 79% of the Partnership's total oil and gas production during 1999: Teppco Crude Oil LLC for 68% and Scurlock Permian LLC for 11%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event either of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2001, there were 89 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2001, the Partnership possessed an interest in oil and gas properties located in; Chaves, Eddy and Lea Counties of New Mexico; and Colorado, Comanche, Glasscock, Howard, Martin, Midland, Mitchell, Scurry, Throckmorton, Tom Green and Winkler Counties of Texas. These properties consist of various interests in 470 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2001, 2000 and 1999.

During 2001 and 2000, there were no property sales. During 1999, eight leases were sold for approximately $18,644.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased        No. of           Proved Reserves*
Name and Location     and Interest      Wells        Oil (bbls)  Gas (mcf)
-----------------     ------------      -----        ----------  ---------
Ackerly-Ira-Sharon    10/92 at 4%         405         17,000       68,000
Ridge Acquisition     to 50% net
Scurry, Mitchell      profits interest
and Martin
Counties, Texas

Kelt Ohio             1/94 at 25%           1          1,000      253,000
Chaves County,        to 50% net
New Mexico            profits interest

Mettie Poole #1       10/92 at 11%          1          1,000       55,000
Colorado County,      net profits
Texas                 interest

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil  price  adjustments were made in the individual evaluations to  reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.66 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $1.65 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2001.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2001 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 2001, 10.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $132.66 per unit. In 2000, 30 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $56.14 per unit. As of December 31, 1999, no limited partner units were purchased by the Managing General Partner.

Number of Limited Partner Interest Holders

As of December 31, 2001, there were 334 holders of limited partner units in the Partnership.

Distributions

Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."

During 2001, quarterly distributions were made totaling $330,587, with $297,528 distributed to the limited partners and $33,059 to the general partners. For the year ended December 31, 2001, distributions of $49.73 per limited partner unit were made, based upon 5,983 limited partner units outstanding. During 2000, quarterly distributions were made totaling $286,050, with $257,445 distributed to the limited partners and $28,605 to the general partners. For the year ended December 31, 2000, distributions of $43.03 per limited partner unit were made, based upon 5,983 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $74,277, with $68,477 distributed to the limited partners and $5,800 to the general partners. For the year ended December 31, 1999, distributions of $11.45 per limited partner unit were made, based upon 5,983 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31 2001, 2000, 1999, 1998 and 1997 should be read in conjunction with the financial statements included in Item 8:

                                      Year ended December 31,
                         -------------------------------------------------
                             2001     2000      1999      1998      1997
                             ----     ----      ----      ----      ----

Revenues              $  223,520    390,141   180,963    88,003   427,561

Net income (loss)         76,865    318,946    99,087 (149,133)   235,030

Partners' share of net
 income (loss):

  General partners        18,287     34,995    13,909     3,687    38,403

  Limited partners        58,579    283,951    85,178 (152,820)   196,627

Limited partners' net
  income  (loss) per unit                9.79     47.46      14.24  (25.54)
32.86

Limited partners' cash
  distribution per unit                49.73     43.03     11.45      17.37
84.16

Total assets          $  206,456    460,179   427,285   402,489   667,106

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

Based on current conditions, management anticipates performing no workovers during 2002 to enhance production. The partnership will most likely experience the historical production decline of approximately 9% per year.

Critical Accounting Policies
Full cost ceiling calculations The Partnership follows the full cost method of accounting for its oil and gas properties. The full cost method subjects companies to quarterly calculations of a "ceiling", or limitation on the amount of properties that can be capitalized on the balance sheet.
If the Partnership's capitalized costs are in excess of the calculated ceiling, the excess must be written off as an expense.

The Partnership's discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership's reserve estimates are prepared by outside consultants.

The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more
significant  revisions  will not be necessary in  the  future.   If  future
significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of DD&A.

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Years Ended December 31, 2001 and 2000

The following table provides certain information regarding performance factors for the years ended December 31, 2001 and 2000:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   21.52    27.70    (22%)
Average price per mcf of gas               $    3.91     3.73       5%
Oil production in barrels                     28,700   30,400     (6%)
Gas production in mcf                         43,500   30,100      45%
Income from net profits interests          $ 220,775  386,562    (43%)
Partnership distributions                  $ 330,587  286,050      15%
Limited partner distributions              $ 297,528  257,445      15%
Per unit distribution to limited partners  $   49.73    43.03      15%
Number of limited partner units                5,983    5,983

Revenues

The Partnership's income from net profits interests decreased to $220,775 from $386,562 for the years ended December 31, 2001 and 2000, respectively, a decrease of 43%. The principal factors affecting the comparison of the years ended December 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 2001 as compared to the year ended December 31, 2000 by 22%, or $6.18 per barrel, resulting in a decrease of approximately $177,400 in income from net profits interests. Oil sales represented 78% of total oil and gas sales during the year ended December 31, 2001 as compared to 88% during the year ended December 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 5%, or $.18 per mcf, resulting in an increase of approximately $7,800 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $169,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 6% during the year ended December 31, 2001 as compared to the year ended December 31, 2000, resulting in a decrease of approximately $47,100 in income from net profits interests.

    Gas production increased approximately 13,400 mcf or 45% during the same period, resulting in an increase of approximately $50,000 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $2,900. The Partnership's dramatic increase in gas production was primarily in connection with one well. The partnership was informed during that a workover which was performed during the last quarter of 1999 on a non-operated well was not only unsuccessful but caused the well to shut down. This well was not believed to be recoverable, thus the loss to the Partnership was considered to be permanent. This well represented approximately 1,320 mcf a month. Total decline for the partnership during the year ended December 31, 2000 in connection with this non-operated well was approximately 15,700 mcf. During 2001, this well was successfully recovered and brought back online, producing approximately 930 mcf a month.

3. Lease operating costs and production taxes were less than 1% lower, or approximately $1,300 less during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

Costs and Expenses

Total costs and expenses increased to $146,655 from $71,195 for the years ended December 31, 2001 and 2000, respectively, an increase of 106%. The increase is the result of higher depletion expense and general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $500 during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

2. Depletion expense increased to $106,000 for the year ended December 31, 2001 from $31,000 for the same period in 2000. This represents an increase of 242%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    The major factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $39,000 as of December 31, 2000.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2000 and 1999

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

3. Depletion expense decreased to $31,000 for the year ended December 31, 2000 from $40,000 for the same period in 1999. This represents a decrease
   of  23%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2001, 2000 and 1999 was $76,865, $318,946 and $99,087, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2001, 2000 and 1999 would have been $182,865, $349,946,
$139,087, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2001, 2000 and 1999 were $330,587, $286,050 and
$74,277, respectively. The differences are indicative of the changes in oil and gas prices, production and properties.

The source for the 2001 distributions of $330,587 were oil and gas operations of approximately $257,900, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $286,050 were oil and gas operations of approximately $352,000, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $74,277 were oil and gas operations of approximately $72,300 and the change in oil and gas properties of approximately $18,800, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2001 were $330,587 of which $297,528 was distributed to the limited partners and $33,059 to the general partners. The per unit distribution to limited partners during the same period was $49.73. Total distributions during the year ended December 31, 2000 were $286,050 of which $257,445 was distributed to the limited partners and $28,605 to the general partners. The per unit distribution to limited partners during the same period was $43.03. Total distributions during the year ended December 31, 1999 were $74,277 of which $68,477 was distributed to the limited partners and $5,800 to the general partners. The per unit distribution to limited partners during the same period was $11.45.

Since inception of the Partnership, cumulative monthly cash distributions of $3,263,832 have been made to the partners. As of December 31, 2001, $2,950,978 or $493.23 per limited partner unit, has been distributed to the limited partners, representing a 99% return of the capital contributed.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $257,900 in 2001 compared to $352,000 in 2000 and approximately $72,300 in 1999. The primary source of the 2001 cash flow from operating activities was profitable operations.

The  Partnership had no cash flows from investing activities  in  2001  and
2000.   Cash  flows  provided  by investing activities  were  approximately
$18,800.

Cash flows used in financing activities were approximately $330,600 in 2001 compared to $286,100 in 2000 and approximately $74,300 in 1999. The only 2001 use in financing activities was the distributions to partners.

As of December 31, 2001, the Partnership has approximately $51,300 in working capital. The Managing General Partner believes the revenue generated from operations are adequate to meet the operating needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund X-C, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund X-C, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund X-C, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.








                                        KPMG LLP



Midland, Texas
March 10, 2002

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2001 and 2000


                                                      2001          2000
                                                      ----          ----
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        15,300       87,960
 Receivable from Managing General Partner             35,973      111,036

---------                                    ---------
                                                 Total    current    assets
51,273                                       198,996

---------                                    ---------
Oil and gas properties - using the full-
  method of accounting                             2,221,662    2,221,662
                                             Less accumulated depreciation,
                                               depletion  and  amortization
2,066,479                                    1,960,479

---------                                    ---------
                                              Net  oil  and gas  properties
155,183                                      261,183

---------                                    ---------
                                                                          $
206,456                                      460,179

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Partners' equity:
 General partners                            $      (26,923)     (12,149)
 Limited partners                                    233,379      472,328

---------                                    ---------
                                                Total    partners'   equity
206,456                                      460,179

---------                                    ---------
                                                                          $
206,456                                      460,179

=========                                    =========
























                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2001, 2000 and 1999



                                                 2001      2000      1999
                                                 ----      ----      ----
  Revenues
  --------

Income from net profits interests         $    220,775   386,562  180,192
Interest from operations                         2,745     3,579      771
                                                                    -------
-------                                   ---------
                                                                    223,520
390,141                                   180,963
                                                                    -------
-------                                   ---------
  Expenses
  --------

General and administrative                      40,655    40,195   41,876
Depreciation, depletion and amortization       106,000    31,000   40,000
                                                                    -------
-------                                   ---------
                                                                    146,655
71,195                                    81,876
                                                                    -------
-------                                   ---------
Net income                                $     76,865   318,946   99,087
                                                                    =======
=======                                   =========
Net income allocated to:

 Managing General Partner                 $     16,458    31,496   12,518
                                                                    =======
=======                                   =========
 General partner                          $      1,828     3,499    1,391
                                                                    =======
=======                                   =========
 Limited partners                         $     58,579   283,951   85,178
                                                                    =======
=======                                   =========
  Per limited partner unit                $       9.79     47.46    14.24
                                                                    =======
=======                                   =========
























                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2001, 2000 and 1999


                                               General   Limited
                                               Partners  Partners  Total
                                               --------  --------  -----
Balance at December 31, 1998              $   (26,648)   429,121  402,473

 Net income                                     13,909    85,178   99,087

 Distributions                                 (5,800)  (68,477) (74,277)
                                                                    -------
---------                                 --------
Balance at December 31, 1999                  (18,539)   445,822  427,283

 Net income                                     34,995   283,951  318,946

 Distributions                                (28,605) (257,445)(286,050)
                                                                    -------
---------                                 --------
Balance at December 31, 2000                  (12,149)   472,328  460,179

 Net income                                     18,286    58,579   76,865

 Distributions                                (33,059) (297,528)(330,587)
                                                                    -------
---------                                 --------
Balance at December 31, 2001              $   (26,923)   233,379  206,456
                                                                    =======
=========                                 =========
































                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2001, 2000 and 1999


                                                 2001      2000      1999
                                                 ----      ----      ----

Cash flows from operating activities:

 Cash received from net profits interests $    296,433   389,892  116,032
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(41,251)                                  (41,557)(44,517)
 Interest received                               2,745     3,579      771
                                                                    -------
-------                                   ---------
   Net  cash provided by operating activities              257,927  351,914
72,286
                                                                    -------
-------                                   ---------
Cash flows from investing activities:

 Sale of oil and gas properties                      -         -   18,762
                                                                    -------
-------                                   ---------
Cash flows from financing activities:

 Distributions to partners                   (330,587) (286,052) (74,291)
                                                                    -------
-------                                   ---------
  Net (decrease) increase in cash and
                                           equivalents   (72,660)    65,862
16,757

 Beginning of period                            87,960    22,098    5,341
                                                                    -------
-------                                   ---------
 End of period                            $     15,300    87,960   22,098
                                                                    =======
=======                                   =========


(continued)

























                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2001, 2000 and 1999


                                                 2001      2000      1999
                                                 ----      ----      ----

Reconciliation of net income to net
  cash provided by operating activities:

Net income                                $     76,865   318,946   99,087

Adjustments to reconcile net income to
 net cash provided by operating activities:

   Depreciation, depletion and amortization               106,000    31,000
40,000
  Decrease (increase) in receivables            75,655     3,330 (64,160)
  (Decrease) increase in payables                (593)   (1,362)  (2,641)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    257,927   351,914   72,286
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

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Oil and Gas Properties - continued
     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2001, 2000 and 1999 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Estimates and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnerships depletion calculation and full-cost ceiling test for oil and gas properties uses oil and gas reserves estimates, which are inherently imprecise. Actual results could differ from those estimates.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method, the Partnership recognizes sales revenue on all gas sold. As of December 31, 2001, 2000 and 1999, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 2001 and 2000 is $448,747 and $386,853 more, respectively, than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

     Number of Limited Partner Units
     As of December 31, 2001, 2000 and 1999 there were 5,983 limited partner units outstanding held by 334, 333 and 336 partners.

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

     Recent Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

     On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

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

     As of December 31, 2001, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $183,300, $175,300 and $176,300 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $16,200, $15,000 and $4,800 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Southwest Royalties, Inc., the Managing General Partner, was paid $36,000 during 2001, 2000 and 1999, for reimbursement of indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $36,000 and $111,000 are from oil and gas production, net of lease operating costs and production taxes, as of December 2001 and 2000, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating none for the years ended December 31, 2001, 2000 and 1999.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 77% of the Partnership's total oil and gas production during 2001: Teppco Crude Oil LLC for 65% and Plains
     Marketing LP for 12%. Two purchasers accounted for 84% of the Partnership's total oil and gas production during 2000: Teppco Crude Oil LLC for 72% and Plains Marketing LP for 12%. Two purchasers accounted for 79% of the Partnership's total oil and gas production during 1999: Teppco Crude Oil LLC for 68% and Scurlock Permian LLC for 11%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event either of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                   Oil (bbls)    Gas (mcf)
                                                   ----------    ---------
     Proved developed and undeveloped reserves -

     January 1, 1999                                 32,000       481,000

     Production                                    (35,000)      (50,000)
     Revision of estimates in place                 167,000       169,000
                                                    -------     ---------
     December 31, 1999                              164,000       600,000

     Production                                    (30,000)      (30,000)
     Revision of estimates in place                (19,000)      (22,000)
                                                    -------     ---------
     December 31, 2000                              115,000       548,000

     Revision of estimates in place                (64,000)     (111,000)
     Production                                    (29,000)      (44,000)
                                                    -------     ---------
     December 31, 2001                               22,000       393,000
                                                    =======     =========

     Proved developed reserves -

     December 31, 1999                              164,000       563,000
                                                    =======     =========
     December 31, 2000                              115,000       548,000
                                                    =======     =========
     December 31, 2001                               22,000       393,000
                                                    =======     =========

     All of the Partnership's reserves are located within the continental United States.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil and Gas Reserves (unaudited) - continued
     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.66 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $1.65 per Mcf.

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

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2001, 2000 and 1999 is presented below:

                                              2001       2000       1999
                                              ----       ----       ----
     Future cash inflows, net of
       production and development
       costs                            $    528,000  4,765,000 2,057,000
     10% annual discount for
       estimated timing of cash
       flows                                 209,000  2,324,000   823,000
                                                       ---------  ---------
---------
     Standardized measure of
       discounted future net cash
       flows                            $    319,000  2,441,000 1,234,000
                                                       =========  =========
=========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                              2001       2000       1999
                                              ----       ----       ----

     Sales of oil and gas produced,
       net of production costs          $  (221,000)  (387,000) (180,000)
      Changes  in prices and production costs         (2,125,000) 1,833,000
(46,000)
     Changes of production rates
       (timing) and others                   281,000   (95,000)  (22,000)
     Revisions of previous
       quantities estimates                (301,000)  (267,000)   912,000
     Accretion of discount                   244,000    123,000    52,000
     Discounted future net
       cash flows -
       Beginning of year                   2,441,000  1,234,000   518,000
                                                       ---------  ---------
---------
       End of year                      $    319,000  2,441,000 1,234,000
                                                       =========  =========
=========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


8.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2001:
     Total revenues           $  123,389     48,540    40,406      11,185
     Total expenses               24,053     31,935    59,225      31,442
     Net income (loss)            99,336     16,605  (18,819)    (20,257)
     Net income (loss) per limited
      partners unit                14.71       2.13     (3.65)     (3.40)

  2000:
     Total revenues           $   73,477     88,926   113,653     114,085
     Total expenses               21,347     14,246    20,265      15,337
     Net income                   52,130     74,680    93,388      98,748
     Net income per limited
      partners unit                 7.66      11.17     13.88       14.75

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

     Name                   Age                    Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      46     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              45          Secretary and Director

Bill E. Coggin                          47     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            43          Vice President, Marketing

Paul L. Morris              60          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 44, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 46, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $36,000 during 2001, 2000 and 1999 as an administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through prior purchases the Managing General Partner also owns
104.5 limited partner units, or a 1.8% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 10.6%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns      1.8%
                      Interest                     Managing General Partner
104.5 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns    1.8%
                      Interest                      Chairman of the  Board,
104.5 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns    1.8%
                     Interest                     Secretary and Director of
104.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns    1.8%
                     Interest                     Vice President and CFO of
104.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns    1.8%
                     Interest                     Vice President, Marketing
104.5 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns    1.8%
                      Interest                      Director  of  Southwest
104.5 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2001, the Managing General Partner received $36,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $183,300 for administrative overhead attributable to operating such properties during 2001.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $16,200 for the year ended December 31, 2001.

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

          (b)  Report on Form 8-K

          There were no reports filed on Form 8-K during the quarter ended December 31, 2001.

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


                          Date:    March 29, 2002


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


Date:  March 29, 2002


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 29, 2002