Form 10-Q
period 2002-03-21
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 2002-05-15
CIK 887426

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                    2002           2001
                                                 ---------     ------------
                                                (unaudited)

  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        12,288       15,300
 Receivable from Managing General Partner             16,170       35,973

---------                                    ---------
                                                 Total    current    assets
28,458                                       51,273

---------                                    ---------
Oil and gas properties - using the full-
  method of accounting                             2,221,662    2,221,662
                                             Less accumulated depreciation,
                                               depletion  and  amortization
2,073,479                                    2,066,479

---------                                    ---------
                                              Net  oil  and gas  properties
148,183                                      155,183

---------                                    ---------
                                                                          $
176,641                                      206,456

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Partners' equity:
 General partners                            $      (29,204)     (26,923)
 Limited partners                                    205,845      233,379

---------                                    ---------
                                                Total    partners'   equity
176,641                                      206,456

---------                                    ---------
                                                                          $
176,641                                      206,456

=========                                    =========

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2002      2001
                                                          ----      ----

  Revenues
  --------

Income from net profits interests                   $  (12,714)    122,285
Interest                                                     34      1,104
                                                        -------    -------
                                                       (12,680)    123,389
                                                        -------    -------
  Expenses
  --------

General and administrative                               10,135     10,053
Depreciation, depletion and amortization                  7,000     14,000
                                                        -------    -------
                                                         17,135     24,053
                                                        -------    -------
Net (loss) income                                   $  (29,815)     99,336
                                                        =======    =======
Net (loss) income allocated to:

 Managing General Partner                           $   (2,053)     10,200
                                                        =======    =======
 General partner                                    $     (228)      1,133
                                                        =======    =======
 Limited partners                                   $  (27,534)     88,003
                                                        =======    =======
  Per limited partner unit                          $    (4.60)     14.71
                                                        =======    =======

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2002      2001
                                                          ----      ----
Cash flows from operating activities:

 Cash received from net profits interest            $     6,330    124,838
 Cash paid to suppliers                                 (9,376)    (9,965)
 Interest received                                           34      1,104
                                                       --------   --------
   Net cash (used in) provided by operating activities              (3,012)
115,977
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                                    -  (120,000)
                                                       --------   --------
Net decrease in cash and cash equivalents               (3,012)    (4,023)

 Beginning of period                                     15,300     87,960
                                                       --------   --------
 End of period                                      $    12,288     83,937
                                                       ========   ========

Reconciliation of net income (loss) to net cash
  (used in) provided by operating activities:

Net (loss) income                                   $  (29,815)     99,336

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization                7,000     14,000
  Decrease in receivables                                19,044      2,553
  Increase in payables                                      759         88
                                                        -------    -------
Net cash (used in) provided by operating activities $   (3,012)    115,977
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2002, and for the three months ended March 31, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. The net profits interest is a calculated revenue interest that burdens the underlying working interest in the property, and the net profits interest owner is not responsible for the actual development or production expenses incurred. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended March 31, 2002 and 2001.

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2002      2001    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   16.68     25.27    (34%)
Average price per mcf of gas              $    1.96      6.75    (71%)
Oil production in barrels                     6,800     7,000     (3%)
Gas production in mcf                         8,500    11,600    (27%)
Income from net profits interests         $(12,714)   122,285   (110%)
Partnership distributions                 $       -   120,000   (100%)
Limited partner distributions             $       -   108,000   (100%)
Per unit distribution to limited
 partners                                 $       -     18.05   (100%)
Number of limited partner units               5,983     5,983

Revenues

The Partnership's income from net profits interests decreased to $(12,714) from $122,285 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 110%. The principal factors affecting the comparison of the quarters ended March 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 by 34%, or $8.59 per barrel, resulting in a decrease of approximately $58,400 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the quarter ended March 31, 2002 as compared to 69% during the quarter ended March 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 71%, or $4.79 per mcf, resulting in a decrease of approximately $40,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $99,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 3% during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, resulting in a decrease of approximately $5,100 in income from net profits interests.

    Gas production decreased approximately 3,100 mcf or 27% during the same period, resulting in a decrease of approximately $20,900 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $26,000. Gas production is down primarily due to downtime on one lease in addition to a non-operated lease having a steep natural decline.

3.  Lease  operating  costs  and  production  taxes  were  7%  higher,   or
    approximately $9,900 more during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

Costs and Expenses

Total costs and expenses decreased to $17,135 from $24,053 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 29%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

2. Depletion expense decreased to $7,000 for the quarter ended March 31, 2002 from $14,000 for the same period in 2001. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the decrease in the price of gas used to determine the Partnership's reserves for April 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(3,000) in the quarter ended March 31, 2002 as compared to approximately $116,000 in the quarter ended March 31, 2001.

There were no cash flows used in financing activities in the quarter ended March 31, 2002. Cash flows used in financing activities were approximately $120,000 in the quarter ended March 31, 2001.

There were no distributions during the quarter ended March 31, 2002. Total distributions during the quarter ended March 31, 2001 were $120,000 of which $108,000 was distributed to the limited partners and $12,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $18.05.

The primary sources for the 2001 distributions of $120,000 were oil and gas operations of approximately $116,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $3,263,882 have been made to the partners. As of March 31, 2002, $2,950,978 or $493.23 per limited partner unit has been distributed to the limited partners, representing a 99% return of the capital contributed.

As of March 31, 2002, the Partnership had approximately $28,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - MD&A

The Partnership accrued an oil and gas revenue receivable (included in the receivable from the Managing General Partner) of $47,162 at March 31, 2002, and recognized a net loss in the first quarter of 2002 on an accrual basis for its net profits interest in oil and gas properties. Cash distributions of the net profits interest are based on actual cash received from the underlying oil and gas properties, net of expenses incurred during that quarterly period. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter no net cash is due to the Partnership's net profits interest until the deficit is recovered from future net profits. Future cash distributions to the Partnership are dependent on a positive quarterly net profits calculation on the underlying properties, which differs from the calculation on an accrual basis.

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

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner. The Managing General Partner as of April 19, 2002, successfully completed an exchange of a portion of their bond debt for equity and performed a refinancing of its revolving credit facility.

Recent Accounting Pronouncements

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

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Assessment by the Managing
General Partner revealed this pronouncement to have no impact on the partnerships.

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



Date:  May 15, 2002