Form 10-Q
period 2002-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-C LP
filed 2002-08-14
CIK 887426

15 of 16

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-C, L.P.

                              Balance Sheets


                                                    June 30,    December 31,
                                                      2002          2001
                                                   ---------    ------------
                                                  (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        12,311       15,300
 Receivable from Managing General Partner             14,607       35,973

---------                                    ---------
                                                 Total    current    assets
26,918                                       51,273

---------                                    ---------
Oil and gas properties - using the full-
  method of accounting                             2,221,662    2,221,662
                                             Less accumulated depreciation,
                                               depletion  and  amortization
2,081,479                                    2,066,479

---------                                    ---------
                                              Net  oil  and gas  properties
140,183                                      155,183

---------                                    ---------
                                                                          $
167,101                                      206,456

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Partners' equity:
 General partners                            $      (29,358)     (26,923)
 Limited partners                                    196,459      233,379

---------                                    ---------
                                                Total    partners'   equity
167,101                                      206,456

---------                                    ---------
                                                                          $
167,101                                      206,456

=========                                    =========

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                   -----     -----       -----     -----

  Revenues
  --------
Income from net profits
 interests                    $     7,687     47,597    (5,028)    169,882
Interest                               23        943         57      2,047
Miscellaneous settlement            1,131          -      1,131          -
                                  -------    -------    -------    -------
                                    8,841     48,540    (3,840)    171,929
                                  -------    -------    -------    -------

  Expenses
  --------
General and administrative         10,380      9,935     20,515     19,989
Depreciation, depletion and
 amortization                       8,000     22,000     15,000     36,000
                                  -------    -------    -------    -------
                                   18,380     31,935     35,515     55,989
                                  -------    -------    -------    -------
Net (loss) income             $   (9,539)     16,605   (39,355)    115,940
                                  =======    =======    =======    =======
Net (loss) income allocated to:

 Managing General Partner     $     (240)      3,474    (2,192)     13,675
                                  =======    =======    =======    =======
 General Partner              $      (27)        386      (243)      1,519
                                  =======    =======    =======    =======
 Limited Partners             $   (9,272)     12,745   (36,920)    100,746
                                  =======    =======    =======    =======
  Per limited partner unit    $    (1.55)      2.13      (6.17)      16.84
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                         -----     -----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $    14,300    211,986
 Cash paid to suppliers                                (18,477)   (21,088)
 Interest received                                           57      2,047
 Miscellaneous settlement                                 1,131          -
                                                        -------    -------
  Net cash (used in)
         (2,989)     192,945
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                                    -  (220,000)
                                                        -------    -------

Net decrease in cash and cash equivalents               (2,989)   (27,055)

 Beginning of period                                     15,300     87,960
                                                        -------    -------
 End of period                                      $    12,311     60,905
                                                        =======    =======

Reconciliation of net (loss) income to net cash (used in) provided by operating activities:

Net (loss) income                                   $  (39,355)    115,940

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

  Depreciation, depletion and amortization               15,000     36,000
  Decrease in receivables                                19,328     42,104
  Increase (decrease) in payables                         2,038    (1,099)
     -------              -------
Net cash (used in) provided by operating activities $   (2,989)    192,945
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    22.38     24.00     (7%)
Average price per mcf of gas             $     2.73      3.57    (24%)
Oil production in barrels                     6,700     7,100     (6%)
Gas production in mcf                         7,200    11,500    (37%)
Income from net profits interests        $    7,687    47,597    (84%)
Partnership distributions                $        -   100,000   (100%)
Limited partner distributions            $        -    90,000   (100%)
Per unit distribution to limited
 partners                                $        -     15.04   (100%)
Number of limited partner units               5,983     5,983

Revenues

The Partnership's income from net profits interests decreased to $7,687 from $47,597 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 84%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 7%, or $1.62 per barrel, resulting in a decrease of approximately $10,900 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the quarters ended June 30, 2002 as compared to 81% during the quarter ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 24%, or $.84 per mcf, resulting in a decrease of approximately $6,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $16,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 6% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in a decrease of approximately $9,600 in income from net profits interests.

    Gas production decreased approximately 4,300 mcf or 37% during the same period, resulting in a decrease of approximately $15,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $25,000. Gas production is down primarily due to downtime on one lease during the quarter ended June 30, 2002.

3. Lease operating costs and production taxes were 10% higher, or approximately $15,100 more during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $18,380 from $31,935 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 42%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $400 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

2. Depletion expense decreased to $8,000 for the quarter ended June 30, 2002 from $22,000 for the same period in 2001. This represents a decrease of 64%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.  General  Comparison of the Six Month Periods Ended June  30,  2002  and
    2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $   19.51      24.35    (20%)
Average price per mcf of gas             $    2.31       4.62    (50%)
Oil production in barrels                   13,500     14,100     (4%)
Gas production in mcf                       15,700     23,000    (32%)
Income from net profits interests        $     (5,028)169,882   (103%)
Partnership distributions                $       -    220,000   (100%)
Limited partner distributions            $       -    198,000   (100%)
Per unit distribution to limited
 partners                                $       -      33.09   (100%)
Number of limited partner units              5,983      5,983

Revenues

The Partnership's income from net profits interests decreased to $(5,028) from $169,882 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 103%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 20%, or $4.84 per barrel, resulting in a decrease of approximately $65,300 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the six months ended June 30, 2002 as compared to 76% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 50%, or $2.31 per mcf, resulting in a decrease of approximately $36,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $101,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 4% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $14,600 in income from net profits interests.

    Gas production decreased approximately 7,300 mcf or 32% during the same period, resulting in a decrease of approximately $33,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $48,300. Gas production is down primarily due to downtime on one lease in addition to a non-operated lease having a steep natural decline.

3.  Lease  operating  costs  and  production  taxes  were  9%  higher,   or
    approximately $25,000 more during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $35,515 from $55,989 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 37%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $500 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

2. Depletion expense decreased to $15,000 for the six months ended June 30, 2002 from $36,000 for the same period in 2001. This represents a decrease of 58%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(3,000) in the six months ended June 30, 2002 as compared to approximately $192,900 in the six months ended June 30, 2001.

Cash flows used in financing activities in the six months ended June 30, 2002 were none as compared to approximately $220,000 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

There were no distributions during the six months ended June 30, 2002. Total distributions during the six months ended June 30, 2001 were $220,000 of which $198,000 was distributed to the limited partners and $22,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $33.09.

The source for the 2001 distributions of $220,000 were oil and gas operations of approximately $192,900, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $3,263,882 have been made to the partners. As of June 30, 2002, $2,950,978 or $493.23 per limited partner unit has been distributed to the limited partners, representing a 99% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $26,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - MD&A

The Partnership accrued an oil and gas revenue receivable (included in the receivable from the Managing General Partner) of $66,667 at June 30, 2002, and recognized a net loss in the first quarter of 2002 which was partially offset by a net profit in the second quarter of 2002 on an accrual basis for its net profits interest in oil and gas properties. Cash distributions of the net profits interest are based on actual cash received from the underlying oil and gas properties, net of expenses incurred during that quarterly period. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter no net cash is due to the Partnership's net profits interest until the deficit is recovered from future net profits. Future cash distributions to the Partnership are dependent on a positive quarterly net profits calculation on the underlying properties, which differs from the calculation on an accrual basis.

The Partnership's wells have been depleting over its life and production has experienced declines from year to year, while costs have not always decreased proportionately. This economic decline coupled with the fluctuation of prices has caused the Partnership to experience periodic net losses. Because the Partnership is a net profit interest, this situation can cause the Partnership to generate a payable to the Managing General Partner. If the Partnership should continue to experience this economic decline thereby creating net losses and increasing the payable, the Managing General Partner may have to consider dissolution and termination steps according to the Partnership Agreement.

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

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002