Form 10-K/A
period 2002-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2003-11-12
CIK 887426

50
                               FORM 10-K/A
                              AMENDMENT NO.1
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

Delaware                                                     75-2374449
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

407 N. Big Spring, Suite 300, Midland, Texas                  79701
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code   (432) 686-9927

       Securities registered pursuant to Section 12(b) of the Act:

                                   None

       Securities registered pursuant to Section 12(g) of the Act:

                      limited partnership interests

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:     Yes       No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [x]

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

The  total  number of pages contained in this report is  50.   The  exhibit
index. is found on page 47.

                            Table of Contents
Item                                                                   Page

                                  Part I

     Glossary of Oil and Gas Terms                                       3

 1.  Business                                                            5

 2.  Properties                                                         10

 3.  Legal Proceedings                                                  11

 4.  Submission of Matters to a Vote of Security Holders                11

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                12

 6.  Selected Financial Data                                            13

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      14

 8.  Financial Statements and Supplementary Data                        22

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             37

                                 Part III

10.  Directors and Executive Officers of the Registrant                 38

11.  Executive Compensation                                             40

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         40

13.  Certain Relationships and Related Transactions                     41

14.  Controls and Procedures                                            41

                                 Part IV

15.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        42

     Signatures                                                         43

Glossary of Oil and Gas Terms
The following are abbreviations and definitions of terms commonly used in the oil and gas industry that are used in this filing. All volumes of natural gas referred to herein are stated at the legal pressure base to the state or area where the reserves exit and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

     Bbl. One stock tank barrel, or 42 United States gallons liquid volume.

     Developmental well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

     Exploratory well. A well drilled to find and produce oil or gas in an unproved area to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

     Farm-out arrangement. An agreement whereby the owner of a leasehold or working interest agrees to assign his interest in certain specific acreage to an assignee, retaining some interest, such as an overriding royalty interest, subject to the drilling of one (1) or more wells or other specified performance by the assignee.

     Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

     Mcf. One thousand cubic feet.

     Net Profits Interest. An agreement whereby the owner receives a specified percentage of the defined net profits from a producing property in exchange for consideration paid. The net profits interest owner will not otherwise participate in additional costs and expenses of the property.

     Oil. Crude oil, condensate and natural gas liquids.

     Overriding royalty interest. Interests that are carved out of a working interest, and their duration is limited by the term of the lease under which they are created.

     Present value and PV-10 Value. When used with respect to oil and natural gas reserves, the estimated future net revenue to be generated from the production of proved reserves, determined in all material respects in accordance with the rules and regulations of the SEC (generally using prices and costs in effect as of the date indicated) without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

     Production costs. Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities.

     Proved Area. The part of a property to which proved reserves have been specifically attributed.

     Proved developed oil and gas reserves. Reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

     Proved properties. Properties with proved reserves.

     Proved oil and gas reserves. The estimated quantities of crude oil, natural gas, and natural gas liquids with geological and engineering data that demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.

     Proved  undeveloped  reserves.  Reserves  that  are  expected  to   be
recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

     Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

     Royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

     Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

     Workover. Operations on a producing well to restore or increase production.

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

Introductory Note
During 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 3 to the Partnership's financial statements.

Subsequent to the issuance of the Annual Report on Form 10-K for the year ended December 31, 2002, the Partnership determined that the above change in accounting method should have been adopted by the Partnership as a cumulative effect of a change in accounting principle. As described in
Note 9 to the Partnership's financial statements, the Partnership had previously applied the change in the method of providing for depletion prospectively as of October 1, 2002.

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

Seasonality of Business
Although the demand for natural gas can be effected by seasonality, with higher demand in the colder winter months and in very hot summer months, the Partnership has not experienced material price and volume changes due to seasonality and has been able to sell all of its natural gas, either through contracts in place or on the spot market at the then prevailing spot market price.

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 83% of the Partnership's total oil and gas production during 2002: Teppco Crude Oil LLC for 71% and Plains Marketing LP for 12%. Contracts for 2002 with these major purchasers cover month-to-month contracts. Prices received from these major purchasers ranged from a low of $20.34 per Bbl to a high of $23.02 per Bbl. Two purchasers accounted for 77% of the Partnership's total oil and gas production during 2001: Teppco Crude Oil LLC for 65% and Plains Marketing LP for 12%. Contracts for 2001 with these major purchasers cover month-to-month contracts. Prices received from these major purchasers ranged from a low of $23.18 per Bbl to a high of $26.48 per Bbl. Two purchasers accounted for 84% of the Partnership's total oil and gas production during 2000: Teppco Crude Oil LLC for 72% and Plains Marketing LP for 12%. Contracts for 2000 with these major purchasers cover month-to-month contracts. Prices received from these major purchasers ranged from a low of 26.45 per Bbl to a high of $28.62 per Bbl. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event either of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Regulation

Oil and Gas Production - The production and sale of oil and gas is subject to federal and state governmental regulation in several respects, such as existing price controls on natural gas and possible price controls on crude oil, regulation of oil and gas production by state and local governmental agencies, pollution and environmental controls and various other direct and indirect regulation. Many jurisdictions have periodically imposed limitations on oil and gas production by restricting the rate of flow for oil and gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of wells. The federal government has the power to permit increases in the amount of oil imported from other countries and to impose pollution control measures. Various aspects of the Partnership's oil and gas activities are regulated by administrative agencies under statutory provisions of the states where such activities are conducted and by certain agencies of the federal government for operations on Federal leases. The regulatory burden on the oil and gas industry increases the Partnership's cost of doing business, and, consequently, affects its profitability.

Regulation  of  Sales  and Transportation of Natural  Gas.   Our  sales  of
natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the results of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. While the United States Court of Appeals upheld most of Order No. 636, certain related FERC orders, including the individual pipeline restructuring proceedings, are still subject to judicial review and may be reversed or remanded in whole or in part. While the outcome of these proceedings cannot be predicted with certainty, we do not believe that we will be affected materially differently than its competitors.

The FERC has also announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. Similarly, the Texas Railroad Commission has been reviewing changes to its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes being considered by these federal and state regulators would affect us only indirectly, they are intended to further enhance competition in natural gas markets. We cannot predict what further action the FERC or state regulators will take on these matters, however, we do not believe that it will be affected by any action taken materially differently than other natural gas producers with which it competes.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids by us are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market.

Environmental and Health Controls. Extensive federal, state and local regulatory and common laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment affect our oil and natural gas operations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases our cost of doing business and consequently affects our profitability. We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or competitive position. Additionally, given the intense litigation environment in the United States, a threat exists of lawsuits alleging personal injury and property damage from environmental contamination alleged to be created by us or related entities. Potential liability in such lawsuits can include not only compensatory, but substantial punitive damages as well. We are not aware of any such suits currently pending or threatened.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA such persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, companies that incur liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site. Potential liability also exists under CERCLA for natural resource damage. A Natural Resource Damage Action (NRDA) could result in liability being assessed for restoration to natural resources.

The Federal Oil Pollution Act of 1990 ("OPA") regulates the release of oil into water or other areas designated by the statute. A release could result in our being held responsible for the cost of remediating the release, OPA specified damages and natural resource damages. The extent of such liability could be extensive. A release of oil in harmful quantities or other materials into water or other specified areas could also result in our being held responsible under the Clean Water Act ("CWA") for the costs of remediation, and any civil and criminal fines and penalties.

The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the generation, transportation, storage, treatment and disposal of solid and hazardous wastes and can require cleanup of abandoned hazardous waste disposal sites as well as waste management areas operating facilities. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as "hazardous waste." Disposal of such non-hazardous oil and natural gas exploration, development and production wastes usually are regulated by state law. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes" thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted it could have a significant impact on the operating costs of Southwest and Sierra, as well as the oil and natural gas industry and well servicing industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted. In addition, if our operations were to trigger regulation under RCRA, we could be required to satisfy certain financial criteria to ensure financial ability to comply with RCRA regulations. Proof of financial responsibility could be required in the form of dedicated trust funds, irrevocable letters of credit, posting of bonds, etc.

The Federal Clean Water Act ("CWA") contains provisions that may result in the imposition of certain water pollution control requirements with respect to water releases from our operations. We may be required to incur certain capital expenditures in the next several years for water pollution control equipment in connection with obtaining and maintaining National Pollutant Discharge Elimination Systems ("NPDES") permits. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities or well surfacing activities.

Our operations are also subject to the federal Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities or well servicing activities.

We maintain insurance against "sudden and accidental" occurrences, which may cover some, but not all, of the environmental risks described above. Most significantly, the insurance we maintain will not cover the risks described above which occur over a sustained period of time. Further, there can be no assurance that such insurance will continue to be available to cover all such costs or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

Limited partners should be aware that the assessment of liability associated with environmental liabilities is not always correlated to the value of a particular project. Accordingly, liability associated with the environment under local, state, or federal regulations, particularly clean ups under CERCLA, can exceed the value of our investment in the associated site.

Regulation of Oil and Natural Gas Exploration and Production. Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and natural gas can be produced from our properties.

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

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                 Date
               Purchase   No. of    Proved Reserves*
                  d
Name      and    and      Wells      Oil       Gas
Location       Interest             (bbls)    (mcf)
-------------  --------   -----    --------  --------
----             ----                 --        -
Ackerly-Ira-   10/92 at    405     107,000    74,000
Sharon            4%
Ridge           to 50%             107,000(  74,000(1
Acquisition      net                  1)        )
Scurry,        profits
Mitchell       interest
and Martin
Counties,
Texas

Kelt Ohio      1/94 at      1         -      240,000
                 25%
Chaves           net                  -      240,000(
County,                                         1)
New Mexico     profits
               interest

(1)Amounts represent proved developed reserves from currently producing zones.

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

The Partnership has reserves, which are classified as proved developed. All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves.

Because the Partner does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farm-out arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out.

The Partnership or the owners of properties in which the Partnership owns an interest can engage in workover projects or supplementary recovery projects, for example, to extract behind the pipe reserves. See Part II,
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 2002, the Managing General Partner purchased no limited partner units. Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will not make a formal repurchase offer during 2003 because the merger is still being contemplated and Southwest's Registration Statement on Form S-4 relating to the merger is still in the review process with the Securities and Exchange Commission. Repurchases by Southwest, however, will continue to be made on an "as requested" basis. In 2001, 10.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $132.66 per unit. In 2000, 30 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $56.14 per unit.

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

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 should be read in conjunction with the financial statements included in Item 8:

                                        Year ended December 31,
                            ----------------------------------------------
                                                  ---
                              2002      2001     2000      1999     1998
                            (Restate
                             d) (1)
                              ----      ----     ----      ----     ----

Revenues                 $  91,734    223,520  390,141   180,963  88,003

Net income (loss) before    11,634    76,865   318,946   99,087   (149,133
cumulative effect                                                 )

Net income (loss)           70,634    76,865   318,946   99,087   (149,133
                                                                  )

Partners' share of net
 income (loss):

General partners            4,963     18,287   34,995    13,909   3,687

Limited partners            65,671    58,579   283,951   85,178   (152,820
                                                                  )

Limited  partners'   net
income (loss)
    per    unit   before      1.11
cumulative effect                     9.79     47.46     14.24    (25.54)

Limited  partners'   net
income (loss)
per units                    10.98
                                      9.79     47.46     14.24    (25.54)

Limited partners' cash
 distribution per unit         .03
                                      49.73    43.03     11.45    17.37

Total assets             $  276,913   206,456  460,179   427,285  402,489

(1) See Notes 3 and 9 to the Partnership's financial statements for a description of the Partnership's change in accounting principle.

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

In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase 2002 depletion expense by $11,000 and increase 2002 net income by $48,000. See
Note 3 of the notes to the Partnership's financial statements.

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

Costs and Expenses

Total costs and expenses decreased to $80,100 from $146,655 for the years ended December 31, 2002 and 2001, respectively, a decrease of 45%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $1,400 during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

2. Depletion expense decreased to $38,000 for the year ended December 31, 2002 from $106,000 for the same period in 2001. This represents a decrease of 64%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase 2002 depletion expense by $11,000 and increase 2002 net income by $48,000. See Note 3 of the notes to the Partnership's financial statements.

   The major factor in the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2003 as compared to 2002, which provided more economically recoverable proved reserves at January 1, 2003 which caused the depletion rate per equivalent unit produced to decline. Also, as discussed above, the total equivalent units produced in 2002 declined from 2001.

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

2. Depletion expense increased to $106,000 for the year ended December 31, 2001 from $31,000 for the same period in 2000. This represents an increase of 242%. Depletion is calculated using the units-of-revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2002, 2001 and 2000 was $70,634, $76,865 and $318,946, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2002, 2001 and 2000 would have been $108,634, $182,865 and
$349,946, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2002, 2001 and 2000 were $177, $330,587 and
$286,050, respectively. The differences are indicative of the changes in oil and gas prices, production and properties.

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

As of December 31, 2002, the Partnership has approximately $107,700 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the Partnership to an inevitable decline in operating results and distributions of cash. Liquidating the Partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows. After reviewing various alternatives, we initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated.

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

Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner is currently seeking to renegotiate the terms of its obligations, including extending maturity dates, or to engage new lenders or equity investors in order to satisfy its financial obligations maturing in 2004.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful. In the event these efforts are unsuccessful, the Managing General Partner would need to look to other alternatives to meet its debt obligations, including potentially selling its assets. There can be no assurance, however, that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Please see the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which will be filed with the Commission on or before November 14, 2003, for updated information on the liquidity of the Managing General Partner. The liquidity of the
Managing General Partner, however, does not have a material impact on the operations of the Partnership. The partnership agreement of the
Partnership allows the limited partners to elect a successor managing general partner to continue Partnership operations.

Recent Accounting Pronouncements
The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and allocate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, depletion and amortization, of approximately $204,327, a long term liability of approximately $807,501 and a loss of approximately $603,174 for the cumulative effect on depreciation, depletion and amortization of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             23

Balance Sheets                                                          24

Statements of Operations                                                25

Statement of Changes in Partners' Equity                                26

Statements of Cash Flows                                                27

Notes to Financial Statements                                           28

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

As discussed in Notes 3 and 9 to the financial statements, the Partnership changed its method of computing depletion in 2002.







                                        KPMG LLP



Midland, Texas
March  14,  2003, except as to Notes 3, 9 and 10, which is as of  July  11,
2003

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2002 and 2001


                                   2002      2001
                                 (Restate
                                    d)
                                   ----      ----
Assets
----------

Current assets:
 Cash and cash equivalents    $  20,887    15,300
  Receivable  from  Managing     79,843    35,973
General Partner
   Receivable   from   sales     7,000     -
proceeds
                                 --------  --------
                                 ---       ----
   Total current assets          107,730   51,273
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 method of accounting            2,214,66  2,221,66
                                 2         2
       Less      accumulated
depreciation,
         depletion       and     2,045,47  2,066,47
amortization                     9         9
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     169,183   155,183
properties
                                 --------  --------
                                 ----      ----
                              $  276,913   206,456
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
-----------

Partners' equity:
 General partners             $  (21,978)  (26,923)
 Limited partners                298,891   233,379
                                 --------  --------
                                 ----      ----
   Total partners' equity        276,913   206,456
                                 --------  --------
                                 ----      ----
                              $  276,913   206,456
                                 =======   =======















                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2002, 2001 and 2000

                                     2002      2001      2000
                                   (Restate
                                      d)
                                     ----      ----      ----
Revenues
------------
   Income   from  net  profits  $  90,510    220,775   386,562
interests
 Interest from operations          93        2,745     3,579
 Miscellaneous                     1,131     -         -
                                   --------  --------  --------
                                   --        --        ---
                                   91,734    223,520   390,141
                                   --------  --------  --------
                                   --        --        ---
Expenses
------------
 General and administrative        42,100    40,655    40,195
  Depreciation, depletion  and     38,000    106,000   31,000
amortization
                                   --------  --------  --------
                                   --        --        --
                                   80,100    146,655   71,195
                                   --------  --------  --------
                                   --        --        --
Net  income  before cumulative     11,634    76,865    318,946
effect

Cumulative effect of change in     59,000    -         -
accounting principle
                                   --------  --------  --------
                                   --        --        --
Net income                      $  70,634    76,865    318,946
                                   ======    ======    ======
Net income allocated to:

 Managing General Partner       $  4,467     16,458    31,496
                                   ======    ======    ======
 General partner                $  496       1,828     3,499
                                   ======    ======    ======
 Limited partners               $  65,671    58,579    283,951
                                   ======    ======    ======
   Per  limited  partner  unit  $     1.11
before cumulative effect                     9.79      47.46
     Cumulative   effect   per        9.87   -         -
limited partner unit
                                   --------  --------  --------
                                   --        --        --
  Per limited partner unit      $    10.98
                                             9.79      47.46
                                   ======    ======    ======

Pro   forma  amounts  assuming
change is applied
 retroactively (See Note 3):
  Net income before cumulative  $  -         93,865    298,946
effect
                                   ======    ======    ======
   Per  limited  partner  unit  $        -
(5,983.0 units)                              12.63     44.12
                                   ======    ======    ======
 Net income                     $  -         93,865    298,946
                                   ======    ======    ======
   Per  limited  partner  unit  $        -
(5,983.0 units)                              12.63     44.12
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


                                 General   Limited
                                 Partners  Partners   Total
                                 --------  --------   -----
Balance at December 31, 1999  $  (18,539)  445,822   427,283

 Net income                      34,995    283,951   318,946

 Distributions                   (28,605)  (257,445  (286,050
                                           )         )
                                 --------  --------  --------
                                 ---       ----      ----
Balance at December 31, 2000     (12,149)  472,328   460,179

 Net income                      18,286    58,579    76,865

 Distributions                   (33,059)  (297,528  (330,587
                                           )         )
                                 --------  --------  --------
                                 ---       ----      ----
Balance at December 31, 2001     (26,923)  233,379   206,456

 Net income (Restated)           4,963     65,671    70,634

 Distributions                   (18)      (159)     (177)
                                 --------  --------  --------
                                 ---       ----      ----
Balance at December 31, 2002  $  (21,978)  298,891   276,913
(Restated)
                                 ======    =======   =======

























                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2002, 2001 and 2000


                                     2002      2001      2000
                                   (Restate
                                      d)
                                     ----      ----      ----
Cash   flows  from   operating
activities:

   Cash   received  from   net  $  45,602    296,433   389,892
profits interests
 Cash paid to Managing General
Partner
   for administrative fees and
general
  and administrative overhead      (41,062)  (41,251)  (41,557)
 Interest received                 93        2,745     3,579
 Miscellaneous settlement          1,131     -         -
                                   --------  --------  --------
                                   -----     ---       --
   Net cash (used in) provided
by
   operating activities            5,764     257,927   351,914
                                   --------  --------  --------
                                   -----     ---       --
Cash   flows  from   financing
activities:

 Distributions to partners         (177)     (330,587  (286,052
                                             )         )
                                   --------  --------  --------
                                   -----     ---       ---
Net  increase  (decrease)   in
cash and
 equivalents                       5,587     (72,660)  65,862

Beginning of period                15,300    87,960    22,098
                                   --------  --------  --------
                                   -----     ---       ---
End of period                   $  20,887    15,300    87,960
                                   =======   ======    ======
Reconciliation of  net  income
to net
  cash  provided by  operating
activities:

Net income                      $  70,634    76,865    318,946

Adjustments  to reconcile  net
income to
    net   cash   provided   by
operating activities:

  Depreciation, depletion  and     38,000    106,000   31,000
amortization
  Cumulative effect of  change     (59,000)  -         -
in accounting principle
    (Increase)   decrease   in     (44,908)  75,655    3,330
receivables
    Increase   (decrease)   in     1,039     (593)     (1,362)
payables
                                   --------  --------  --------
                                   -----     ---       ---
Net cash provided by operating  $  5,765     257,927   351,914
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units-of-revenue method for the years ended December 31, 2001, 2000 and for the nine months ended September 30, 2002, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of December 31, 2002, 2001 and 2000 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Oil and Gas Properties - continued
     The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of December 31, 2002, there were no timing differences, which resulted in a deficit net profit interest.

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

     Recent Accounting Pronouncements
     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and allocate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, depletion and amortization, of approximately $204,327, a long term liability of approximately $807,501 and a loss of approximately $603,174 for the cumulative effect on depreciation, depletion and amortization of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties.

     Depletion Policy
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. (See Note 3)

3.   Cumulative effect of a change in accounting principle
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $59,000 effective as of January 1, 2002. The Partnership's depletion for the year ended 2002 has been calculated using the units-of-production method and prior years have not been restated. The pro forma amounts for 2001 and 2000, which are presented on the face of the statements of operations, reflect the effect of retroactive application of the units-of-production method. The effect of the change on the year ended December 31, 2002 was to decrease income before cumulative effect of a change in accounting principle by $11,000 ($1.84 per limited partner unit) and increase net income by $48,000 ($8.02 per limited partner unit). See Note 10 for the effects of the change in depletion method on the individual quarters of 2002.

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

     Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner is
     currently seeking to renegotiate the terms of its obligations, including extending maturity dates, or seek new lenders or equity investors in order to satisfy its financial obligations maturing in 2004.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful. In the event these efforts are unsuccessful, the Managing General Partner would need to look to other alternatives to meet its debt obligations, including potentially selling its assets. There can be no assurance, however, that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Please see the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which will be filed with the Commission on or before November 14, 2003, for updated information on the liquidity of the Managing General Partner. The liquidity of the Managing General Partner, however, does not have a material impact on the operations of the Partnership. The partnership agreement of the Partnership allows the limited partners to elect a successor managing general partner to continue Partnership operations.

5.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

     Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will not make a formal repurchase offer during 2003 because the merger is still being contemplated and Southwest's Registration Statement of Form S-4 relating to the merger is still in the review process with the Securities and Exchange Commission. Repurchases by Southwest, however, will continue to be made on an "as requested" basis.

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

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   Commitments and Contingent Liabilities - continued
     As of December 31, 2002, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

6.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $164,100, $183,300 and $175,300 for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

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

7.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 83% of the Partnership's total oil and gas production during 2002: Teppco Crude Oil LLC for 71% and Plains Marketing LP for 12%. Contracts for 2002 with these major purchasers cover month-to-month contracts. Prices received from these major purchasers ranged from a low of $20.34 per Bbl to a high of $23.02 per Bbl. Two purchasers accounted for 77% of the Partnership's total oil and gas production during 2001: Teppco Crude Oil LLC for 65% and Plains Marketing LP for 12%. Contracts for 2001 with these major purchasers cover month-to-month contracts. Prices received from these major purchasers ranged from a low of $23.18 per Bbl to a high of $26.48 per Bbl. Two purchasers accounted for 84% of the Partnership's total oil and gas production during 2000: Teppco Crude Oil LLC for 72% and Plains Marketing LP for 12%. Contracts for 2000 with these major purchasers cover month-to-month contracts. Prices received from these major purchasers ranged from a low of 26.45 per Bbl to a high of $28.62 per Bbl. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event either of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                 --        -
Total Proved -

January 1, 2000               164,000   600,000

 Production                   (30,000)  (30,000)
  Revision  of estimates  in  (19,000)  (22,000)
place
                              --------  --------
                              ---       ---
December 31, 2000             115,000   548,000

  Revision  of estimates  in  (64,000)  (111,000
place                                   )
 Production                   (29,000)  (44,000)
                              --------  --------
                              ---       ---
December 31, 2001             22,000    393,000

  Revision  of estimates  in  122,000   (12,000)
place
 Production                   (27,000)  (32,000)
                              --------  --------
                              ---       ---
December 31, 2002             117,000   349,000
                              ======    ======

Proved developed reserves -

December 31, 2000             115,000   548,000
                              ======    ======
December 31, 2001             22,000    393,000
                              ======    ======
December 31, 2002             117,000   349,000
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

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.   Estimated Oil and Gas Reserves (unaudited) - continued
     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2003 are an average price of $27.75 per barrel.

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

     The   Partnership  has  reserves,  which  are  classified  as   proved
     developed. All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves.

     Because the Partner does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farm-out arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2002, 2001 and 2000 is presented below:

                                   2002      2001      2000
                                   ----      ----      ----
Future cash inflows           $  4,459,00  1,052,00  7,998,00
                                 0         0         0
Production and development
 costs                           2,690,00  524,000   3,233,00
                                 0                   0
                                 --------  --------  --------
                                 ----      ---       ----
Future net cash flows            1,769,00  528,000   4,765,00
                                 0                   0
10% annual discount for
 estimated timing of cash
 flows                           703,000   209,000   2,324,00
                                                     0
                                 --------  --------  --------
                                 ----      ---       ----
Standardized measure of
 discounted future net cash
 flows                        $  1,066,00  319,000   2,441,00
                                 0                   0
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

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

9.   December 31, 2002 Restatement
     During 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 3.

     Subsequent to the issuance of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, the Partnership determined that the above change in accounting method should have been adopted by the Partnership as a cumulative effect of a change in accounting principle. The Partnership had previously applied the change in the method of providing for depletion prospectively as of October 1, 2002.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in an increase in the Partnership's previously reported net oil and gas properties of $48,000 from $121,183 to $169,183 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the year ended December 31, 2002. (Periods prior to 2002 were not affected by the change).

                                        Restated      Previously
                                                       Reported
     Depreciation, depletion and      $ 38,000       27,000
     amortization
     Income before cumulative effect  11,634         22,634
   Cumulative effect of change in     59,000         -
     accounting principle
     Net income                       70,634         22,634
     Net income allocated to:
     Managing General Partner         4,467          4,467
     General partner                  496            496
     Limited partners                 65,671         17,671
       Income per limited partner
     unit before
         cumulative effect            1.11           2.95
       Cumulative effect per          9.87           -
     limited partner unit
       Net income per limited         10.98          2.95
     partner unit

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

10.  Selected Quarterly Financial Results - (unaudited)
     As discussed in Note 3, in 2002 the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The 2002 quarterly financial results presented below have been restated to reflect the change in depletion method effective as of January 1, 2002. See Notes 3 and 9 for a detailed discussion of the change in depletion method.

                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2002:
 Total revenues             $ (12,680)  8,841     47,308    48,265
    Total   expenses    as    17,135    18,380    18,374    15,211
originally reported
   Effect  of  change   in    5,000     3,000     2,000     1,000
depletion method
 Total expenses restated      22,135    21,380    20,374    16,211
                              --------  --------  --------  --------
                              ----      ----      ----      ----
   Net  income  (loss)  as    (29,815)  (9,539)   28,934    33,054
originally reported
   Income  (loss)   before
cumulative effect of
   a  change in accounting    (34,815)  (12,539)  26,934    32,054
principle
   Cumulative  effect   on
prior years (to
   December 31,  2001)  of
changing to a
     different   depletion    59,000    -         -         -
method
                              --------  --------  --------  --------
                              ----      ----      ----      ----
   Net  income  (loss)  as  $ 24,185    (12,539)  26,934    32,054
restated
                              =======   =======   =======   =======
  Per limited partner unit
amounts:
     Net   income   (loss)  $ (4.60)
originally reported                     (1.55)    4.24      4.86
    Effect  of  change  in     (.84)
depletion method                        (.50)     (.33)     (.17)
                              --------  --------  --------  --------
                              ----      ----      ----      ----
   Income  (loss)   before
cumulative effect of a
    change  in  accounting    (5.44)
principle                               (2.05)    3.91      4.69
   Cumulative  effect   on
prior years (to
   December 31,  2001)  of
changing to a
     different   depletion      9.87         -         -         -
method
                              --------  --------  --------  --------
                              ----      ----      ----      ----
Net   income   (loss)   as  $   4.43
restated                                (2.05)    3.91      4.69
                              =======   =======   =======   =======

2001:
 Total revenues             $ 123,389   48,540    40,406    11,185
 Total expenses               24,053    31,935    59,225    31,442
 Net income (loss)            99,336    16,605    (18,819)  (20,257)
  Net  income  (loss)  per
limited
  partners unit                14.71
                                        2.13      (3.65)    (3.40)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

Management of the Partnership is provided by Southwest Royalties, Inc., as Managing General Partner. The names, ages, offices, positions and length of service of the directors and executive officers of Southwest Royalties, Inc. are set forth below. Each director and executive officer of the Managing General Partner serves for a term of one year.

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

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

H. H. Wommack, III has served as Chairman of the Board, President, Chief Executive Officer and a director since Southwest's founding in 1983. Since 1997 Mr. Wommack has served as President, Chief Executive Officer and Chairman of SRH, Southwest's former parent and current holder of 10% of its voting share capital. SRH holds an equity investment in Southwest and in Basic Energy Services. Since 1997 Mr. Wommack has served as chairman of the board of directors of Midland Red Oak Realty, Inc. Midland Red Oak Realty owns and manages commercial real estate properties, including shopping centers and office buildings, in secondary real estate markets in the Southwestern United States. From 1997 until December 2000, Mr. Wommack served as chairman of the board of directors of Basic Energy Services, Inc. and since December 2000 has continued to serve on Basic's board of directors. Basic provides certain well services for oil and gas companies. Prior to Southwest's formation, Mr. Wommack was a self-employed independent oil and gas producer engaged in the purchase and sale of royalty and working interests in oil and gas leases and the drilling of wells. Mr. Wommack graduated from the University of North Carolina at Chapel Hill and received his law degree from the University of Texas.

James N. Chapman has served as a director since April 19,2002. Mr. Chapman has been involved in the investment banking industry for 18 years. Since January 2002 he has acted as a capital markets and strategic planning consultant with private and public companies across a range of industries, including metals, mining, manufacturing, aerospace, airline, service and healthcare. Prior to establishing an independent consulting practice, from 1997 to 2002 Mr. Chapman worked for The Renco Group, Inc., a multi-billion private corporation in New York, for which Mr. Chapman developed and implemented financing and merger and acquisitions strategies for Renco's diverse portfolio of companies. From 1990 to 1997, Mr. Chapman was a founding principal of Fieldstone Private Capital Group, a capital markets advisory firm. From 1985 to 1990, Mr. Chapman worked for Bankers Trust Company, most recently in the BT Securities Capital Markets area. Mr. Chapman received an MBA degree with distinction from the Amos Tuck School at Dartmouth College and was elected an Edward Tuck Scholar. He received his BA degree with distinction magna cum laude, at Dartmouth College, was elected to Phi Beta Kappa and was a Rufus Choate Scholar.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm he founded in 1991. He was previously a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc. and Paine Webber, Incorporated. From March 1998 until June 1990 he was a managing director and co-head of Energy Investment Banking at McDonald Investments Inc. Mr. Nicoletti has been Chairman of the board of directors of Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers since November
2001. He is a director of Mark WestEnergy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids. Mr. Nicoletti is also a Director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets in 1998, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. beginning in 1990. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radeki currently serves as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, and RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He has previously served as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

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

John M. White has served as a director since April 19, 2002, Mr. White is currently an oil and gas analyst with BMO Nesbitt Burns, responsible for Fixed Income research on oil, gas and energy companies. Prior to joining BMO Nesbitt Burns in 1998, Mr. White was responsible for Fixed Income research on the oil and gas industry at John S. Herold, Inc., an independent oil and gas research and consulting firm, beginning in July 1996. Mr. White's experience also includes managing a portfolio of oil and gas loans for The Bank of Nova Scotia, which included independent exploration and production companies, oil service companies, gas pipelines, gas processors and refiners from 1990 until July 1996. From 1983 to 1990, Mr. White was with BP Exploration, where he worked primarily in exploration and production.

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

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received $36,000 during 2002, 2001 and 2000 as an administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

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

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The chief executive officer and chief financial officer of the Partnership's managing general partner have evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that material information relating to the Partnership is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                 Part IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

                  18.1           Letter re Change in Accounting Principles

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


                                 Southwest  Royalties Institutional  Income
                          Fund
                          X-C, L.P., a Delaware limited partnership


                                        By:    Southwest  Royalties,  Inc.,
                                 Managing
                                 General Partner


                          By:      /s/ H. H. Wommack, III
                                   ----------------------------------------
-------
                                                  H.   H.   Wommack,   III,
                                 President


                          Date:    November 10, 2003

                             POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints H.H. Wommack, III and Bill E. Coggin, and each of them severally, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendment to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/ H. H. Wommack, III                       /s/ Bill E. Coggin
---------------------------                  ------------------------
--------------------                         -----------------------
H.    H.   Wommack,    III,                  Bill      E.     Coggin,
Chairman of the Board,                       Executive Vice President
President,   Director   and                  and    Chief   Financial
Chief Executive Officer                      Officer

Date:     November 6, 2003                   Date:      November   6,
                                             2003


/s/ William P. Nicoletti                     /s/ James N. Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  James     N.    Chapman,
Director                                     Director

Date:     November 10, 2003                  Date:      November   6,
                                             2003


/s/ Richard D. Rinehart                      /s/  Joseph J.  Radecki,
                                             Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date:     November 7, 2003                   Date:      November   4,
                                             2003


/s/  Herbert C. Williamson,
III
---------------------------                  ------------------------
--------------------                         -----------------------
Herbert C. Williamson, III,                  John M. White, Director
Director

Date:     November 7, 2003                   Date:

                         CERTIFICATIONS

     I, H.H. Wommack, III, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Southwest Royalties Institutional Income Fund X-C, L.P.;

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

Date:  November 10, 2003

/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund X-C, L.P.

                         CERTIFICATIONS

     I, Bill E. Coggin, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Southwest Royalties Institutional Income Fund X-C, L.P.;

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

Date:  November 10, 2003

/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund X-C, L.P.

                          Exhibit Index


Item No.     Description                                Page No.

             Exhibit   18.1   Letter  re  Change  in   Accounting
             Principles                                    48

             Exhibit  99.1  Certification pursuant to  18  U.S.C.
             49
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

             Exhibit  99.2  Certification pursuant to  18  U.S.C.
             50
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

                                                     EXHIBIT 18.1


June 4, 2003

Southwest Royalties, Inc. (As Managing General Partner of the
Partnerships)

Midland, Texas


Ladies and Gentlemen:

We have audited the balance sheets of the Southwest Royalties, Inc. public partnerships (see attached listing) (the "Partnerships") as of December 31, 2002 and 2001, and the related statements of operations, statements of changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, and have reported thereon under date of March 14, 2003. The aforementioned financial statements and our audit report thereon are included in each of the individual Partnership's annual reports on Form 10-K/A for the year ended December 31, 2002.

As   stated  in  Note  2  to  those  financial  statements,   the
Partnerships changed their method of accounting for amortization of capitalized costs from the units-of-revenue method to the units-of-production method, and that the newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in
periods   of  volatile  prices  for  production  as   have   been
experienced  in  recent  periods.   Additionally,  the  units-of-
production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change
improves   the  comparability  of  the  Partnerships'   financial
statements with its peer group. In accordance with your request, we have reviewed and discussed with Partnership officials the circumstances and business judgment and planning upon which the decision to make this change in the method of accounting was based.

With regard to the aforementioned accounting change, authoritative criteria have not been established for evaluating the preferability of one acceptable method of accounting over another acceptable method. However, for purposes of the Partnership's compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.

Based on our review and discussion, with reliance on management's business judgment and planning, we concur that the newly  adopted
method   of   accounting  is  preferable  in  the   Partnerships'
circumstances.

Very truly yours,

KPMG LLP

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Royalties Institutional Income Fund X-C, Limited Partnership (the "Company") on Form 10-K/A for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 10, 2003




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

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Annual Report of Southwest Royalties Institutional Income Fund X-C, Limited Partnership (the "Company") on Form 10-K/A for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 10, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund X-C, L.P.