Form 10-Q
period 2004-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2004-05-24
CIK 887426

1 of 1
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

        The total number of pages contained in this report is 22.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                              Balance Sheets

                                  March    December
                                   31,       31,
                                   2004      2003
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  24,254    26,631
  Receivable  from  Managing     87,252    40,531
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          111,506   67,162
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 method of accounting            2,395,60  2,395,60
                                 1         1
       Less      accumulated
depreciation,
         depletion       and     2,231,14  2,228,14
amortization                     3         3
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     164,458   167,458
properties
                                 --------  --------
                                 ----      ----
                              $  275,964   234,620
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
-----------

Asset retirement obligation   $  755,662   740,845
                                 --------  --------
                                 ----      ----

Partners' equity:
 General partners                (89,502)  (92,455)
 Limited partners                (390,196  (413,770
                                 )         )
                                 --------  --------
                                 ----      ----
   Total partners' equity        (479,698  (506,225
                                 )         )
                                 --------  --------
                                 ----      ----
                              $  275,964   234,620
                                 =======   =======

         Southwest Royalties Institutional Income Fund X-C, L.P.
                         Statements of Operations
                               (unaudited)

                                        Three Months Ended
                                            March 31,
                                         2004        2003
                                         ----        ----
Revenues
-------------
    Income   from   net   profits  $  91,227      76,029
interests
 Interest                             43          52
 Other                                250         -
                                      ----------  ---------
                                                  -
                                      91,520      76,081
                                      ----------  ---------
                                                  -
Expenses
------------
 General and administrative           12,569      10,235
   Depreciation,  depletion   and     3,000       12,000
amortization
  Accretion  of asset  retirement     14,817      16,270
obligation
                                      ----------  ---------
                                                  -
                                      30,386      38,505
                                      ----------  ---------
                                                  -
Net    income   from    continued     61,134      37,576
operations

Results     from     discontinued
operations -
 sale of oil and gas leases - See     (4,607)     4,153
Note 4
                                      ----------  ---------
                                                  -
Net   income   before  cumulative
effect
 of accounting change                 56,527      41,729

Cumulative  effect of  change  in
accounting
  principle - SFAS No. 143 -  See     -           (599,030)
Note 3
                                      ----------  ---------
                                                  -
Net income (loss)                  $  56,527      (557,301)
                                      ======      ======
Net income (loss) allocated to:

 Managing General Partner          $  5,357       (49,077)
                                      ======      ======
 General partner                   $  596         (5,453)
                                      ======      ======
 Limited partners                  $  50,574      (502,771)
                                      ======      ======
     Per   limited  partner  unit
before discontinued
     operations  and   cumulative  $    9.15           5.45
effect
    Discontinued  operations  per      (.69)         .61
limited partner unit
   Cumulative effect per  limited          -
partner unit                                      (90.11)
                                      ----------  ---------
                                                  -
  Per limited partner unit         $    8.46      (84.05)
                                      ======      ======

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                           March 31,
                                        2004       2003
                                       -----       ----
Cash    flows   from    operating
activities:

  Cash  received from net profits  $ 43,443     48,364
interest
 Cash paid to suppliers              (11,506)   (6,760)
 Discontinued operations             (4,607)    4,153
 Interest received                   43         52
 Other                               250        -
                                     ---------  ---------
                                     -          -
   Net cash provided by operating    27,623     45,809
activities
                                     ---------  ---------
                                     -          -
Cash  flows provided by investing
activities:

 Sale of oil and gas properties      -          7,000
                                     ---------  ---------
                                     -          -
Cash   flows  used  in  financing
activities:

 Distributions to partners           (30,000)   (50,000)
                                     ---------  ---------
                                     -          -
Net  (decrease) increase in  cash    (2,377)    2,809
and cash equivalents

 Beginning of period                 26,631     20,887
                                     ---------  ---------
                                     -          -
 End of period                     $ 24,254     23,696
                                     ======     ======
Reconciliation  of   net   income
(loss) to net cash
     provided     by    operating
activities:

Net income (loss)                  $ 56,527     (557,301)

Adjustments   to  reconcile   net
income (loss) to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and    3,000      12,000
amortization
  Accretion  of asset  retirement    14,817     16,270
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143           -          599,030
 Increase in receivables             (47,784)   (27,665)
 Increase in payables                1,063      3,475
                                     ---------  ---------
                                     -          -
Net  cash  provided by  operating  $ 27,623     45,809
activities
                                     ======     ======
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No.143                   $ -          214,465
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2004, and for the three months ended March 31, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $214,465, a long term liability of approximately $813,495 and a loss of approximately $599,030 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $755,662. The decrease in the balance from January 1, 2004 is due to accretion expense of $14,817.

4.   Discontinued Operations - Sale of oil and gas leases
     During 2003, the Partnership sold its interest in certain oil and gas wells for $81,184 sales proceeds and retired $100,007 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded and shown on the statement of operations as part of the discontinued operations. Operating expenses for 2004 represent plugging and abandonment costs that the Partnership was contractually committed to perform prior to the sale of the property. Plugging and abandonment services were performed during the quarter ended March 31, 2004. Pursuant to the requirements of SFAS No. 144, the operating results from these properties have been reported as discontinued operations in the accompanying statements of operations.

     The   following   table   summarizes  certain   historical   operating
     information related to the discontinued operations:

                  Three months ended
                       March 31,
                    2004       2003

Income from net
profit
   interest       $(4,607)   4,153

5.   Subsequent Event
     Subsequent to December 31, 2003, the Managing General Partner announced that its Board of Directors had decided to explore a merger or sale of the stock of the Company. The Board formed a Special Committee of independent directors to oversee the sale process. The Special Committee retained independent financial and legal advisors to work closely with management to implement the sale process.

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

Based on current conditions, management anticipates performing no workovers during 2004 to enhance production. The partnership will most likely continue to experience the historical production decline, which has approximated 10% per year. Accordingly, if commodity prices remain unchanged, the Partnership expects future earnings to decline due to anticipated production declines.

Oil and Gas Properties

Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended March 31, 2004 and 2003.

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2004      2003    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Average    price    per  $   31.03              -
barrel of oil                         31.06
Average  price per  mcf  $    4.56              (12%)
of gas                                5.21
Oil    production    in     5,710     6,390     (11%)
barrels
Gas production in mcf       5,800     5,470     6%
Income from net profits  $  91,227    76,029    20%
interests
Partnership              $  30,000    50,000    (40%)
distributions
Limited         partner  $  27,000    45,000    (40%)
distributions
Per  unit  distribution
to limited
 partners                $    4.51              (40%)
                                      7.52

Number    of    limited     5,983     5,983
partner units

Revenues

The Partnership's income from net profits interests increased to $91,227 from $76,029 for the quarters ended March 31, 2004 and 2003, respectively, an increase of 20%. The principal factors affecting the comparison of the quarters ended March 31, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 by less than 1%, or $.03 per barrel, resulting in a decrease of approximately $200 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the quarter ended March 31, 2004 as compared to 87% during the quarter ended March 31, 2003.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 12%, or $.65 per mcf, resulting in a decrease of approximately $3,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $4,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 680 barrels or 11% during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, resulting in a decrease of approximately $21,100 in income from net profits interests.

    Gas production increased approximately 330 mcf or 6% during the same period, resulting in an increase of approximately $1,700 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $19,400. The decrease in oil volumes is due to production declines on two properties.

3. Lease operating costs and production taxes were 26% lower, or approximately $38,700 less during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Lease operating expenses were higher in 2003 as a result of electricity credits on one property in 2004, plug and abandonment costs for a well in 2003 and replacing a tank on a salt water disposal facility in 2003.

Costs and Expenses

Total costs and expenses decreased to $30,386 from $38,505 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 21%. The decrease is a direct result of the decrease in accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties and depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 23% or approximately $2,300 during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in general and administrative costs is due primarily to an increase of approximately $1,660 in quarterly accounting review fees.

2. Depletion expense decreased to $3,000 for the quarter ended March 31, 2004 from $12,000 for the same period in 2003. This represents a decrease of 75%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2004, which was $.45 applied to 6,677 BOE as compared to $1.64 applied to 7,302 BOE for the same period in 2003.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $214,465, a long term liability of approximately $813,495 and a loss of approximately $599,030 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $755,662. The decrease in the balance from January 1, 2004 is due to accretion expense of $14,817.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $27,600 in the quarter ended March 31, 2004 as compared to approximately $45,800 in the quarter ended March 31, 2003.

There  were no cash flows used in investing activities in the quarter ended
March  31,  2004.   Cash  flows  provided  by  investing  activities   were
approximately $7,000 in the quarter ended March 31, 2003.

Cash flows used in financing activities were approximately $30,000 in the quarter ended March 31, 2004. Cash flows used in financing activities were approximately $50,000 in the quarter ended March 31, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2004 were $30,000 of which $27,000 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2004 was $4.51. Total distributions during the quarter ended March 31, 2003 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2003 was $7.52.

The primary sources for the 2004 distributions of $30,000 were oil and gas operations of approximately $27,600, with the balance from available cash on hand at the beginning of the period. The primary sources for the 2003 distributions of $50,000 were oil and gas operations of approximately $45,800 and the change in oil and gas properties of approximately $7,000, resulting in excess cash for contingencies or subsequent distribution to partners.

Cumulative cash distributions of $3,477,838 have been made to the general and limited partners. As of March 31, 2004, $3,147,875 or $526.14 per limited partner unit has been distributed to the limited partners, representing a 100% return of capital and a 5% return on capital contributed.

As of March 31, 2004, the Partnership had approximately $111,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the three months ended March 31, 2004, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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


                              SOUTHWEST ROYALTIES INSTITUTIONAL
                              INCOME FUND X-C, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ---------------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer



Date:  May 14, 2004

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


Date:  May 14, 2004                /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.

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


Date:  May 14, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.

           CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund X-C, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 14, 2004




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

           CERTIFICATION PURSUANT TO               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund X-C, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 14, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund X-C, L.P.