Form 10-Q
period 2004-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2004-11-15
CIK 887426

1 of 23
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                           Midland, Texas 79705
                 (Address of principal executive offices)

                               432-682-6324
                      (Registrant's telephone number,
                           including area code)

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


         The total number of pages contained in this report is 23.


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


                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.


          Southwest Royalties Institutional Income Fund X-C, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2004      2003
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  38,808    26,631
  Receivable  from  Managing     98,084    40,531
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          136,892   67,162
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 method of accounting            2,395,60  2,395,60
                                 1         1
       Less      accumulated
depreciation,
         depletion       and     2,236,39  2,228,14
amortization                     3         3
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     159,208   167,458
properties
                                 --------  --------
                                 ----      ----
                              $  296,100   234,620
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
-----------
Current liability:
 Distribution payable         $  165       -
                                 --------  --------
                                 ----      ----

Asset retirement obligation      785,296   740,845
                                 --------  --------
                                 ----      ----

Partners' equity:
 General partners                (89,944)  (92,455)
 Limited partners                (399,417  (413,770
                                 )         )
                                 --------  --------
                                 ----      ----
   Total partners' equity        (489,361  (506,225
                                 )         )
                                 --------  --------
                                 ----      ----
                              $  296,100   234,620
                                 =======   =======


          Southwest Royalties Institutional Income Fund X-C, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   2004      2003      2004      2003
                                   -----    ------     -----     -----
Revenues
------------
Income from net profits        $ 89,475    7,955     249,065   99,812
interests
Interest                         84        86        186       233
Other                            -         -         250       -
                                 --------  --------  --------  --------
                                 -         -         --        --
                                 89,559    8,041     249,501   100,045
                                 --------  --------  --------  --------
                                 -         -         --        --
Expenses
------------
General and administrative       13,314    12,633    40,479    39,950
Depreciation, depletion and      2,249     8,000     8,249     29,000
amortization
Accretion of asset retirement    14,817    15,557    44,451    47,977
obligation
                                 --------  --------  --------  --------
                                 -         -         --        --
                                 30,380    36,190    93,179    116,927
                                 --------  --------  --------  --------
                                 -         -         --        --
Net income (loss) from           59,179    (28,149)  156,322   (16,882)
continuing operations

Results from discontinued
operation -
 sale of oil and gas lease -     -         161       (4,458)   14,599
See Note 4
                                 --------  --------  --------  --------
                                 -         -         --        --
Net income (loss) before         59,179    (27,988)  151,864   (2,283)
cumulative effect

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -      -         -         -         (599,030
See Note 3                                                     )
                                 --------  --------  --------  --------
                                 -         -         --        --
Net income (loss)              $ 59,179    (27,988)  151,864   (601,313
                                                               )
                                 =====     =====     ======    ======

Net income (loss) allocated
to:
 Managing General Partner      $ 5,529     (1,709)   14,410    (51,238)
                                 =====     =====     ======    ======
 General Partner               $ 614       (190)     1,601     (5,693)
                                 =====     =====     ======    ======
 Limited Partners              $ 53,036    (26,089)  135,853   (544,382
                                                               )
                                 =====     =====     ======    ======
  Per limited partner unit
before discontinued
   operations and cumulative   $    8.86                        (3.03)
effect                                     (4.37)    23.38
  Discontinued operations per         -         .01    (.67)      2.15
limited partner unit
  Cumulative effects per              -         -          -   (90.11)
limited partner unit
                                 --------  --------  --------  --------
                                 -         -         --        --
  Per limited partner unit     $    8.86                       (90.99)
                                           (4.36)    22.71
                                 =====     =====     ======    ======


          Southwest Royalties Institutional Income Fund X-C, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                       Nine Months Ended
                                         September 30,
                                        2004      2003
                                        -----     -----
Cash flows from operating
activities
 Cash received from income from net $  186,308  126,844
profits interests
 Cash paid to suppliers                (35,274  (26,360)
                                       )
 Cash received from discontinued       (4,458)  17,599
operations
 Interest received                     186      233
 Other                                 250      -
                                       -------  ---------
                                       ---      -
  Net cash provided by (used in)       147,012  118,316
operating activities
                                       -------  ---------
                                       ---      -
Cash flows provided by investing
activities
 Sale of oil and gas properties        -        51,200
                                       -------  ---------
                                       ---      -
Cash flows used in financing
activities
 Distributions to partners             (134,83  (153,243)
                                       5)
                                       -------  ---------
                                       ---      -
  Net increase (decrease) in cash      12,177   16,273
and cash equivalents

 Beginning of period                   26,631   20,887
                                       -------  ---------
                                       ---      -
 End of period                      $  38,808   37,160
                                       ======   ======
Reconciliation of net income (loss)
to net cash provided by
 (used in) operating activities

Net (loss) income                   $  151,864  (601,313)

Adjustments to reconcile net (loss)
income to net
 cash provided by (used in)
operating activities
 Depreciation, depletion and           8,249    29,000
amortization
 Accretion of asset retirement         44,451   47,977
obligation
 Cumulative effect retirement
obligation
  principle - SFAS No. 143             -        599,030
 Decrease (increase) in receivables    (62,757  27,032
                                       )
 Increase in payables                  5,205    16,590
                                       -------  ---------
                                       ---      -
Net cash provided by (used in)      $  147,012  118,316
operating activities
                                       ======   ======
Noncash investing and financing
activities:
 Increase in oil and gas properties
- Adoption
  of SFAS No. 143                   $  -        214,465
                                       ======   ======
 Decrease in oil and gas properties
- SFAS No. 143
  sale of property                  $  -        6,114
                                       ======   ======
 Decrease in oil and gas properties
- SFAS No. 143
  Asset retirement obligation       $  -        30,835
settlement
                                       ======   ======
         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


1.   Organization
     Southwest Royalties Institutional Income Fund X-C, L.P. was organized under the laws of the state of Delaware on September 20, 1991, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to several purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner and Blue Heel Company, a wholly owned subsidiary of Southwest Royalties, Inc., acquired the general partner interest from H.H. Wommack, III. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.



         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $214,465, a long term liability of approximately $813,495 and a loss of approximately $599,030 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $785,296. The increase in the balance from January 1, 2004 is due to accretion expense of $44,451.

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

     The   following   table   summarizes  certain   historical   operating
     information related to the discontinued operations:

                       Three months ended      Nine months ended
                          September 30,          September 30,
                         2004       2003         2004      2003
Income (loss) from
net profit
   interest            $   -      161         (4,458)    14,599

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $   40.12              55%
oil                                        25.91
Average price per mcf of gas  $    4.41              46%
                                           3.03
Oil production in barrels        5,487     5,759     (5%)
Gas production in mcf            2,861     4,612     (38%)
Income   from  net   profits  $  89,475    7,955     1,025%
interests
Partnership distributions     $  65,000    28,243    130%
Limited              partner  $  58,500    26,743    119%
distributions
Per  unit  distribution   to
limited
 partners                     $    9.78              119%
                                           4.47
Number  of  limited  partner     5,983     5,983
units

Revenues

The Partnership's income from net profits interests increased to $89,475 from $7,955 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 1,025%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 55%, or $14.21 per barrel, resulting in an increase of approximately $78,800 in income from net profits interests. Oil sales represented 95% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 91% during the quarter ended September 30, 2003.

     The average price for an mcf of gas received by the Partnership increased during the same period by 46%, or $1.38 per mcf, resulting in an increase of approximately $4,000 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $82,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 272 barrels or 5% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in a decrease of approximately $7,000 in income from net profits interests.

    Gas production decreased approximately 1,751 mcf or 38% during the same period, resulting in a decrease of approximately $5,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $12,300. The decrease in gas production is due to production decline on one well.

3.  Lease   operating  costs  and  production  taxes  were  8%  lower,   or
    approximately $11,900 less during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $30,380 from $36,190 for the quarters ended September 30, 2004 and 2003, respectively, a decrease of 16%. The decrease is the result of lower accretion expense and depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $700 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

2. Depletion expense decreased to $2,249 for the quarter ended September 30, 2004 from $8,000 for the same period in 2003. This represents a decrease of 72%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $.38 applied to 5,964 BOE as compared to $1.26 applied to 6,528 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3. Accretion expense decreased to $14,817 for the quarter ended September 30, 2004 from $15,557 for the same period in 2003. This represents a decrease of 5%.





B.   General Comparison of the Nine-Month Periods Ended September 30,  2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    35.25             28%
oil                                        27.62
Average price per mcf of gas  $     4.54             19%
                                           3.81
Oil production in barrels        17,017    18,033    (6%)
Gas production in mcf            14,411    13,722    5%
Income   from  net   profits  $  249,065   99,812    150%
interests
Partnership distributions     $  135,000   153,243   (12%)
Limited              partner  $  121,500   139,243   (13%)
distributions
Per  unit  distribution   to
limited
 partners                     $    20.31             (13%)
                                           23.27
Number  of  limited  partner     5,983     5,983
units

Revenues

The Partnership's income from net profits interests increased to $249,065 from $99,812 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 150%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 28%, or $7.63 per barrel, resulting in an increase of approximately $129,900 in income from net profits interests. Oil sales represented 90% of total oil and gas sales during the nine months ended September 30, 2004 as compared to 91% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 19%, or $.73 per mcf, resulting in an increase of approximately $10,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $140,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 1,016 barrels or 6% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2004, resulting in a decrease of approximately $28,100 in income from net profits interests.

    Gas production increased approximately 689 mcf or 5% during the same period, resulting in an increase of approximately $2,600 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $25,500.

3.  Lease   operating  costs  and  production  taxes  were  8%  lower,   or
    approximately $34,200 less during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $93,179 from $116,927 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 20%. The decrease is the result of lower depletion expense and accretion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $500 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

2. Depletion expense decreased to $8,249 for the nine months ended September 30, 2004 from $29,000 for the same period in 2003. This represents a decrease of 72%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $.42 applied to 19,419 BOE as compared to $1.40 applied to 20,320 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3.  Accretion  expense  decreased to $44,451  for  the  nine  months  ended
    September  30,  2004 from $47,977 for the same period  in  2003.   This
    represents a decrease of 7%.



Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $147,000 in the nine months ended September 30, 2004 as compared to approximately $118,300 in the nine months ended September 30, 2003.

There were no cash flows from investing activities during the nine months ended September 30, 2004. Cash flows provided by investing activities were approximately $51,200 in the nine months ended September 30, 2003.

Cash flows used in financing activities were approximately $134,800 in the nine months ended September 30, 2004 as compared to approximately $153,200 in the nine months ended September 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $135,000 of which $121,500 was distributed to the limited partners and $13,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $20.31. Total distributions during the nine months ended September 30, 2003 were $153,243 of which $139,243 was distributed to the limited partners and $14,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $23.27.

The  sources  for  the  2004  distributions of $135,000  was  oil  and  gas operations of approximately $147,000, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2003 distributions of $153,243 was oil and gas operations of approximately $118,300, the change in oil and gas property of approximately $51,200, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $3,582,838 have been made to the partners. As of September 30, 2003, $3,242,375 or $541.93 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 8% return on capital contributed.

As of September 30, 2004, the Partnership had approximately $136,700 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


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


Date:  November 15, 2004






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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.



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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.


                     CERTIFICATION PURSUANT TO             Exhibit
                                   32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund X-C, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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

                     CERTIFICATION PURSUANT TO             Exhibit
                                   32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund X-C, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund X-C, L.P.