Form 10-Q
period 2005-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2005-08-15
CIK 887426

23

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                              (432) 682-6324
                      (Registrant's telephone number,
                           including area code)

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2005      2004
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  25,023    32,864
  Receivable  from  Managing     111,036   107,812
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          136,059   140,676
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 method of accounting            2,395,60  2,395,60
                                 1         1
       Less      accumulated
depreciation,
         depletion       and     2,241,75  2,238,61
amortization                     0         4
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     153,851   156,987
properties
                                 --------  --------
                                 ----      ----
                              $  289,910   297,663
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
-----------

Current     liability      -  $  458       262
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      818,516   798,702
                                 --------  --------
                                 ----      ----

Partners' deficit:
 General partners                (93,711)  (91,248)
 Limited partners                (435,353  (410,053
                                 )         )
                                 --------  --------
                                 ----      ----
   Total partners' deficit       (529,064  (501,301
                                 )         )
                                 --------  --------
                                 ----      ----
                              $  289,910   297,663
                                 =======   =======












                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2005      2004      2005      2004
                                    -----     -----     -----     -----
Revenues
-------------
Income    from   net   profits  $  102,916   68,364    221,178   159,588
interests
Interest                           137       59        272       102
Other                              -         -         -         250
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   103,053   68,423    221,450   159,940
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
-------------
Depreciation,  depletion   and     1,477     3,000     3,137     6,000
amortization
Accretion expense                  9,907     14,817    19,813    29,634
General and administrative         13,287    14,596    26,263    27,165
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   24,671    32,413    49,213    62,799
                                   --------  --------  --------  --------
                                   --        --        --        --
Net   income  from  continuing     78,382    36,010    172,237   97,141
operations

Results    from   discontinued
operations-
  sale of oil and gas lease  -     -         149       -         (4,456)
See Note 3
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  78,382    36,159    172,237   92,685
                                   ======    ======    ======    ======
Net income allocated to:
 Managing General Partner       $  7,187     3,524     15,783    8,882
                                   ======    ======    ======    ======
 General Partner                $  799       392       1,754     987
                                   ======    ======    ======    ======
 Limited Partners               $  70,396    32,243    154,700   82,816
                                   ======    ======    ======    ======
   Per  limited  partner  unit
before discontinued
    operations and  cumulative  $    11.77
effect                                       5.37      25.86     14.51
   Discontinued operations per           -        .02        -     (.67)
limited partner unit
                                   --------  --------  --------  --------
                                   --        --        --        --
  Per limited partner unit      $    11.77
                                             5.39      25.86     13.84
                                   ======    ======    ======    ======










                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2005      2004
                                       -----     -----

Cash    flows   from    operating
activities:

  Cash received from income  from  $  217,954   107,466
net profits interests
 Cash paid to suppliers               (26,263)  (27,165)
  Cash received from discontinued     -         (4,456)
operations
 Interest received                    272       102
 Other                                -         250
                                      --------  --------
                                      --        --
   Net cash provided by operating     191,963   76,197
activities
                                      --------  --------
                                      --        --
Cash  flows provided by financing
activities:

 Distributions to partners            (200,000  (70,000)
                                      )
 Increase in distribution payable     196       101
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (199,804  (69,899)
activities                            )
                                      --------  --------
                                      --        --

Net  (decrease) increase in  cash     (7,841)   6,298
and cash equivalents

 Beginning of period                  32,864    26,631
                                      --------  --------
                                      --        --
 End of period                     $  25,023    32,929
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  172,237   92,685

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     3,137     6,000
amortization
 Accretion expense                    19,813    29,634
 Increase in receivables              (3,224)   (52,122)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  191,963   76,197
activities
                                      ======    ======






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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005, and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

     The   following   table   summarizes  certain   historical   operating
     information related to the discontinued operations:

                        Three months ended      Six months ended
                             June 30,               June 30,
                         2005       2004         2005      2004
Income (loss) from net
profit
   interest             $   -     149         -          (4,456)

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.
..

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Oil production in barrels        5,071     5,820     (13%)
Gas production in mcf            2,483     5,750     (57%)
Total BOE                         5,485              (19%)
                                           6,778
Average price per barrel  of  $   49.43              42%
oil                                        34.79
Average price per mcf of gas  $    6.98              52%
                                           4.58
Income   from  net   profits  $  102,916   68,364    51%
interests
Partnership distributions     $  100,000   40,000    150%
Limited              partner  $  90,000    36,000    150%
distributions
Per  unit  distribution   to  $   15.04              150%
limited partners                           6.02
Number  of  limited  partner     5,983     5,983
units

Income from net profits

The Partnership's income from net profits interests increased to $102,916 from $68,364 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 51%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 42%, or $14.64 per barrel, resulting in an increase of approximately $74,300 in income from net profits interests. Oil sales represented 94% of total oil and gas sales during the quarters ended June 30, 2005 as compared to 88% during the quarter ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 52%, or $2.40 per mcf, resulting in an increase of approximately $5,900 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $80,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 749 barrels or 13% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in a decrease of approximately $26,100 in income from net profits interests.

Gas production decreased approximately 3,267 mcf or 57% during the same period, resulting in a decrease of approximately $15,000 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $41,100. The decrease in oil volumes is from a production decline on an oil property. The decline in gas volumes is from a gas well with lower production due to down hole problems.

Lease operating costs and production taxes were 3% higher, or approximately $4,600 more during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $24,671 from $32,413 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 24%. The decrease is the result of lower general and administrative expense, depletion expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $1,300 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense decreased to $1,477 for the quarter ended June 30, 2005 from $3,000 for the same period in 2004. This represents a decrease of 51%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $.27 applied to 5,485 BOE as compared to $.44 applied to 6,778 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $9,907 for the quarter ended June 30, 2005 from $14,817 for the same period in 2004. This represents a decrease of 33%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Oil production in barrels        10,741    11,530    (7%)
Gas production in mcf            4,844     11,550    (58%)
Total BOE                         11,548             (14%)
                                           13,455
Average price per barrel  of  $    48.53             47%
oil                                        32.93
Average price per mcf of gas  $     5.53             21%
                                           4.57
Income   from  net   profits  $  221,178   159,588   39%
interests
Partnership distributions     $  200,000   70,000    186%
Limited              partner  $  180,000   63,000    186%
distributions
Per  unit  distribution   to  $    30.09             186%
limited partners                           10.53
Number  of  limited  partner     5,983     5,983
units

Income from net profits

The Partnership's income from net profits interests increased to $221,178 from $159,588 for the six months ended June 30, 2005 and 2004, respectively, an increase of 39%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 47%, or $15.60 per barrel, resulting in an increase of approximately $167,600 in income from net profits interests. Oil sales represented 95% of total oil and gas sales during the six months ended June 30, 2005 as compared to 88% during the six months ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 21%, or $.96 per mcf, resulting in an increase of approximately $4,600 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $172,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 789 barrels or 7% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in a decrease of approximately $26,000 in income from net profits interests.

Gas production decreased approximately 6,706 mcf or 58% during the same period, resulting in a decrease of approximately $30,700 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $56,700. The decline in gas volumes is from a gas well with lower production due to down hole problems.

Lease operating costs and production taxes were 20% higher, or approximately $54,000 more during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The higher lease operating costs are from well repair work on a property.

Costs and Expenses

Total costs and expenses decreased to $49,213 from $62,799 for the six months ended June 30, 2005 and 2004, respectively, a decrease of 22%. The decrease is the result of lower general and administrative expense, depletion expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $900 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $3,137 for the six months ended June 30, 2005 from $6,000 for the same period in 2004. This represents a decrease of 48%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $.27 applied to 11,548 BOE as compared to $.45 applied to 13,455 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $19,813 for the six months ended June 30, 2005 from $29,634 for the same period in 2004. This represents a decrease of 33%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $192,000 in the six months ended June 30, 2005 as compared to approximately $76,200 in the six months ended June 30, 2004.

Cash flows used in financing activities were approximately $199,800 in the six months ended June 30, 2005 as compared to approximately $69,900 in the six months ended June 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $200,000 of which $180,000 ($30.09 per unit) was distributed to the limited partners and $20,000 to the general partners. Total distributions during the six months ended June 30, 2004 were $70,000 of which $63,000 ($10.53 per unit) was distributed to the limited partners and $7,000 to the general partners.

The sources for the 2005 distributions of $200,000 were oil and gas operations of approximately $192,000, with the balance from available cash on hand at the beginning of the period. The sources for the 2004 distributions of $70,000 were oil and gas operations of approximately $76,200, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $3,884,061 have been made to the partners. As of June 30, 2005, $3,513,142 or $587.19 per limited partner unit has been distributed to the limited partners, representing a 117% of contributed capital.

As of June 30, 2005, the Partnership had approximately $135,600 in working capital. The Managing General Partner knows of no unusual contractual commitments. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.
Recent Accounting Pronouncements

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

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 12, 2005

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


Date: August 12, 2005              /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.

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


Date:  August 12, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-C, L.P. (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005