Form 10-Q
period 2005-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2005-11-14
CIK 887426

23
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-C, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2005      2004
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  100,222   32,864
  Receivable  from  Managing     36,904    107,812
General Partner
   New   Mexico  withholding     512       -
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          137,638   140,676
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 method of accounting            2,395,60  2,395,60
                                 1         1
       Less      accumulated
depreciation,
         depletion       and     2,243,32  2,238,61
amortization                     1         4
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     152,280   156,987
properties
                                 --------  --------
                                 ----      ----
                              $  289,918   297,663
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
-----------

Current     liability      -  $  458       262
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      828,423   798,702
                                 --------  --------
                                 ----      ----

Partners' deficit:
 General partners                (94,543)  (91,248)
 Limited partners                (444,420  (410,053
                                 )         )
                                 --------  --------
                                 ----      ----
   Total partners' deficit       (538,963  (501,301
                                 )         )
                                 --------  --------
                                 ----      ----
                              $  289,918   297,663
                                 =======   =======












                  The accompanying notes are an integral
                    part of these financial statements.

          Southwest Royalties Institutional Income Fund X-C, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   2005      2004      2005      2004
                                   -----    ------     -----     -----
Revenues
------------
Income from net profits        $ 153,440   89,475    374,618   249,065
interests
Interest                         347       84        618       186
Other                            -         -         -         250
                                 --------  --------  --------  --------
                                 --        -         --        --
                                 153,787   89,559    375,236   249,501
                                 --------  --------  --------  --------
                                 --        -         --        --
Expenses
------------
Depreciation, depletion and      1,571     2,249     4,708     8,249
amortization
Accretion of asset retirement    9,907     14,817    29,720    44,451
obligation
General and administrative       12,207    13,314    38,470    40,479
                                 --------  --------  --------  --------
                                 --        -         --        --
                                 23,685    30,380    72,898    93,179
                                 --------  --------  --------  --------
                                 --        -         --        --
Net income from continuing       130,102   59,179    302,338   156,322
operations

Results from discontinued
operation -
 sale of oil and gas lease -     -         -         -         (4,458)
See Note 3
                                 --------  --------  --------  --------
                                 --        -         --        --
Net income                     $ 130,102   59,179    302,338   151,864
                                 ======    =====     ======    ======

Net income allocated to:
 Managing General Partner      $ 11,851    5,529     27,634    14,410
                                 ======    =====     ======    ======
 General Partner               $ 1,317     614       3,071     1,601
                                 ======    =====     ======    ======
 Limited Partners              $ 116,934   53,036    271,633   135,853
                                 ======    =====     ======    ======
  Per limited partner unit
before discontinued
   operations                  $   19.54
                                           8.86      45.40     23.38
  Discontinued operations per         -         -          -
limited partner unit                                           (.67)
                                 --------  --------  --------  --------
                                 --        -         --        --
  Per limited partner unit     $   19.54
                                           8.86      45.40     22.71
                                 ======    =====     ======    ======










                  The accompanying notes are an integral
                    part of these financial statements.

          Southwest Royalties Institutional Income Fund X-C, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                       Nine Months Ended
                                         September 30,
                                        2005      2004
                                        -----     -----
Cash flows from operating
activities
 Cash received from income from net $  445,014  191,513
profits interests
 Cash paid to suppliers                (38,470  (40,479)
                                       )
 Cash used in discontinued             -        (4,458)
operations
 Interest received                     618      186
 Other                                 -        250
                                       -------  ---------
                                       ---      -
  Net cash provided by operating       407,162  147,012
activities
                                       -------  ---------
                                       ---      -
Cash flows from financing
activities
 Distributions to partners             (340,00  (135,000)
                                       0)
 Increase in distribution payable      196      165
                                       -------  ---------
                                       ---      -
  Net cash used in financing           (339,80  (134,835)
activities                             4)
                                       -------  ---------
                                       ---      -

  Net increase in cash and cash        67,358   12,177
equivalents

 Beginning of period                   32,864   26,631
                                       -------  ---------
                                       ---      -
 End of period                      $  100,222  38,808
                                       ======   ======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                          $  302,338  151,864

Adjustments to reconcile net income
to net
 cash provided by operating
activities

 Depreciation, depletion and           4,708    8,249
amortization
 Accretion of asset retirement         29,720   44,451
obligation
 Decrease (increase) in receivables    70,396   (57,552)
                                       -------  ---------
                                       ---      -
Net cash provided by operating      $  407,162  147,012
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

     The   following   table   summarizes  certain   historical   operating
     information related to the discontinued operations:

                       Three months ended      Nine months ended
                          September 30,          September 30,
                         2005       2004         2005      2004
Loss from net profit
   interest            $   -      -           -          (4,458)

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        5,926     5,487     8%
Gas production in mcf            3,315     2,861     16%
Total BOE                        6,479     5,964     9%
Average price per barrel  of  $   58.73              46%
oil                                        40.12
Average price per mcf of gas  $    6.44              46%
                                           4.41
Income   from  net   profits  $  153,440   89,475    71%
interests
Partnership distributions     $  140,000   65,000    115%
Limited              partner  $  126,000   58,500    115%
distributions
Per  unit  distribution   to  $   21.06              115%
limited partners                           9.78
Number  of  limited  partner     5,983     5,983
units

Income from net profits

The Partnership's income from net profits interests increased to $153,440 from $89,475 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 71%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 46%, or $18.61 per barrel, resulting in an increase of approximately $110,300 in income from net profits interests. Oil sales represented 94% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 95% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 46%, or $2.03 per mcf, resulting in an increase of approximately $6,700 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $117,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 439 barrels or 8% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in an increase of approximately $17,600 in income from net profits interests.

Gas production increased approximately 454 mcf or 16% during the same period, resulting in an increase of approximately $2,000 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $19,600. The increase in gas volumes is from improved gas production on one property.

Lease operating costs and production taxes were 51% higher, or approximately $72,600 more during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase in lease operating costs was primarily from a workover on a gas well and various repair and maintenance work performed on several properties. Production taxes increased from the higher revenues resulting from higher oil and gas prices.

Costs and Expenses

Total costs and expenses decreased to $23,685 from $30,380 for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 22%. The decrease is the result of lower accretion expense, depletion expense and general and administrative expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $1,100 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Depletion expense decreased to $1,571 for the quarter ended September 30, 2005 from $2,249 for the same period in 2004. This represents a decrease of 30%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $.24 applied to 6,479 BOE as compared to $.38 applied to 5,964 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $9,907 for the quarter ended September 30, 2005 from $14,817 for the same period in 2004. This represents a decrease of 33%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General  Comparison of the Nine-Month Periods Ended September 30, 2005  and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Oil production in barrels        16,667    17,017    (2%)
Gas production in mcf            8,159     14,411    (43%)
Total BOE                        18,027    19,419    (7%)
Average price per barrel  of  $    52.16             48%
oil                                        35.25
Average price per mcf of gas  $     5.90             30%
                                           4.54
Income   from  net   profits  $  374,618   249,065   50%
interests
Partnership distributions     $  340,000   135,000   152%
Limited              partner  $  306,000   121,500   152%
distributions
Per  unit  distribution   to  $    51.14             152%
limited partners                           20.31
Number  of  limited  partner     5,983     5,983
units

Income from net profits

The Partnership's income from net profits interests increased to $374,618 from $249,065 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 50%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 48%, or $16.91 per barrel, resulting in an increase of approximately $281,800 in income from net profits interests. Oil sales represented 95% of total oil and gas sales during the nine months ended September 30, 2005 as compared to 90% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 30%, or $1.36 per mcf, resulting in an increase of approximately $11,100 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $292,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 350 barrels or 2% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in a decrease of approximately $12,300 in income from net profits interests.

Gas production decreased approximately 6,252 mcf or 43% during the same period, resulting in a decrease of approximately $28,400 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $40,700. The decrease in gas volumes is due to a gas well that ceased to produce in 2004.

Lease operating costs and production taxes were 30% higher, or approximately $126,600 more during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in lease operating costs was primarily from a workover on a gas well and various repair and maintenance work performed on several properties. Production taxes increased from the higher oil revenues resulting from higher oil prices.

Costs and Expenses

Total costs and expenses decreased to $72,898 from $93,179 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 22%. The decrease is the result of lower depletion expense, accretion expense and general and administrative expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $2,000 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depletion expense decreased to $4,708 for the nine months ended September 30, 2005 from $8,249 for the same period in 2004. This represents a decrease of 43%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $.26 applied to 18,027 BOE as compared to $.42 applied to 19,419 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $29,720 for the nine months ended September 30, 2005 from $44,451 for the same period in 2004. This represents a decrease of 33%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $407,200 in the nine months ended September 30, 2005 as compared to approximately $147,000 in the nine months ended September 30, 2004.

Cash flows used in financing activities were approximately $339,800 in the nine months ended September 30, 2005 as compared to approximately $134,800 in the nine months ended September 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $340,000 of which $306,000 was distributed to the limited partners and $34,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $51.14. Total distributions during the nine months ended September 30, 2004 were $135,000 of which $121,500 was distributed to the limited partners and $13,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $20.31.

The  sources  for  the  2005  distributions of $340,000  was  oil  and  gas operations of approximately $407,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2004 distributions of $135,000 was oil and gas operations of approximately $147,000, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $4,024,061 have been made to the partners. As of September 30, 2005, $3,639,142 or $608.25 per limited partner unit has been distributed to the limited partners, representing a 122% of contributed capital.

As of September 30, 2005, the Partnership had approximately $137,200 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date:  November 14, 2005

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


Date: November 14, 2005            /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.

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


Date:  November 14, 2005           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-C, L.P. (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005