Form 10-Q
period 2006-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2006-11-14
CIK 887426

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-C, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2006      2005
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
----------
Current assets:
 Cash and cash equivalents    $  29,108    51,969
  Receivable  from  Managing     17,217    83,656
General Partner
 Other                           1,950     1,166
                                 --------  --------
                                 ----      ----
   Total current assets          48,275    136,791
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 method of accounting            2,267,58  2,267,58
                                 7         7
       Less      accumulated
depreciation,
         depletion       and     2,243,32  2,243,32
amortization                     1         1
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     24,266    24,266
properties
                                 --------  --------
                                 ----      ----
                              $  72,541    161,057
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
-----------

Asset retirement obligation   $  578,998   705,381
                                 --------  --------
                                 ----      ----

Partners' (deficit):
 General partners                (91,527)  (95,079)
 Limited partners                (414,930  (449,245
                                 )         )
                                 --------  --------
                                 ----      ----
   Total partners' (deficit)     (506,457  (544,324
                                 )         )
                                 --------  --------
                                 ----      ----
                              $  72,541    161,057
                                 =======   =======
















                  The accompanying notes are an integral
                    part of these financial statements.

          Southwest Royalties Institutional Income Fund X-C, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   2006      2005      2006      2005
                                   -----    ------     -----     -----
Revenues
------------
Income from net profits        $ 112,885   153,440   374,616   374,618
interests
Interest                         304       347       1,168     618
Gain on sale                     -         -         144,900   -
                                 --------  --------  --------  --------
                                 --        --        --        --
                                 113,189   153,787   520,684   375,236
                                 --------  --------  --------  --------
                                 --        --        --        --
Expenses
------------
Depreciation, depletion and      -         1,571     -         4,708
amortization
Accretion of asset retirement    11,978    9,907     36,017    29,720
obligation
General and administrative       13,841    12,207    45,686    38,470
                                 --------  --------  --------  --------
                                 --        --        --        --
                                 25,819    23,685    81,703    72,898
                                 --------  --------  --------  --------
                                 --        --        --        --
Net income                     $ 87,370    130,102   438,981   302,338
                                 ======    ======    ======    ======

Net income allocated to:
 Managing General Partner      $ 7,863     11,851    39,508    27,634
                                 ======    ======    ======    ======
 General Partner               $ 874       1,317     4,390     3,071
                                 ======    ======    ======    ======
 Limited Partners              $ 78,633    116,934   395,083   271,633
                                 ======    ======    ======    ======
  Per limited partner unit     $   13.14     19.54     66.03     45.40
                                 ======    ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

          Southwest Royalties Institutional Income Fund X-C, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                       Nine Months Ended
                                         September 30,
                                        2006      2005
                                        -----     -----
Cash flows from operating
activities
 Cash received from income from net $  422,771  445,014
profits interests
 Cash paid to suppliers                (45,686  (38,470)
                                       )
 Interest received                     1,168    618
                                       -------  ---------
                                       ---      -
  Net cash provided by operating       378,253  407,162
activities
                                       -------  ---------
                                       ---      -
Cash flows from financing
activities
 Distributions to partners             (401,11  (340,000)
                                       4)
 Increase in distributions payable     -        196
                                       -------  ---------
                                       ---      -
  Net cash used in financing           (401,11  (339,804)
activities                             4)
                                       -------  ---------
                                       ---      -

Net (decrease) increase in cash and    (22,861  67,358
cash equivalents                       )

 Beginning of period                   51,969   32,864
                                       -------  ---------
                                       ---      -
 End of period                      $  29,108   100,222
                                       ======   ======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                          $  438,981  302,338

Adjustments to reconcile net income
to net
 cash provided by operating
activities

 Depreciation, depletion and           -        4,708
amortization
 Accretion of asset retirement         36,017   29,720
obligation
 Gain on sale of property and          (144,90  -
equipment due to farmout               0)
 Settlement of asset retirement
obligations
  for plugged and abandoned wells      (17,500  -
                                       )
 Decrease in receivables               65,655   70,396
                                       -------  ---------
                                       ---      -
Net cash provided by operating      $  378,253  407,162
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of period                 $  705,381  798,702
Accretion expense                      36,017   29,721
Reduction  of obligations  due  to     (144,90  -
farmouts                               0)
Settlement   of  obligations   for     (17,500  -
plugged and abandoned wells            )
                                       -------  -------
                                       -------  -----
End of period                       $  578,998  828,423
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2006, there were no timing differences, which resulted in a deficit net profit interest.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            4,824     5,926
barrels
Gas production in mcf        2,399     3,315
Total (BOE)                  5,224     6,479
Average price per barrel  $    64.99
of oil                                 58.73
Average price per mcf of  $     7.75
gas                                    6.44
Partnership               $  110,000   140,000
distributions
Limited partner           $  99,000    126,000
distributions
Per unit distribution to  $    16.55
limited partners                       21.06
Number of limited            5,983     5,983
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $37,300, of which price variances accounted for a $33,300 increase and production variances accounted for a $70,600 decrease.

Production in 2006 (on a BOE basis) was 19% lower than 2005. Our oil production decreased 19% in 2006 due primarily to a lower net volume from a property that now has a lesser interest resulting from a farmout for development of the property. Our gas production was 28% lower in 2006 than 2005 due primarily to production declines on several properties.

In 2006, our realized oil price was 11% higher than 2005, while our realized gas price was 20% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $33.33 per BOE in 2005 to $41.96 per BOE in 2006. The increase in oil and gas production costs was due primarily to well repairs on a property.

Expenses
Depletion on a BOE basis decreased 100% in 2006. The properties have previously been depleted below estimated salvage value, consequently depletion has not been recorded in the current period.

Accretion expense increased 21% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 13% higher than 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            14,165    16,667
barrels
Gas production in mcf        8,137     8,159
Total (BOE)                  15,521    18,027
Average price per barrel  $    62.32
of oil                                 52.16
Average price per mcf of  $     6.49
gas                                    5.90
Partnership               $  401,114   340,000
distributions
Limited partner           $  360,768   306,000
distributions
Per unit distribution to  $    60.30
limited partners                       51.14
Number of limited            5,983     5,983
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $18,200, of which price variances accounted for a $148,800 increase and production variances accounted for a $130,600 decrease.

Production in 2006 (on a BOE basis) was 14% lower than 2005. Our oil production decreased 15% in 2006 due primarily to a lower net volume from a property where our working interest was reduced in connection with a farmout for development of the property. Our gas production was less than 1% lower in 2006 than 2005.

In 2006, our realized oil price was 19% higher than 2005, while our realized gas price was 10% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $30.11 per BOE in 2005 to $36.14 per BOE in 2006. The increase in oil and gas production costs was due primarily to well repairs on an oil well.

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

General and administrative ("G&A") expenses were 19% higher than 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2006 were $401,114, of which $360,768 was distributed to the limited partners and $40,346 to the general partners. Cumulative cash distributions of $4,550,175 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $4,112,410 or $687.35 per
limited partner unit has been distributed to the limited partners, representing 137% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date:  November 13, 2006

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


Date: November 13, 2006            /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.

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


Date:  November 13, 2006           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-C, L.P. (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006