Form 10-K
period 2006-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2007-04-16
CIK 887426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
limited partnership interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☒ No

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

Part I

Item 1.    Business

General
Southwest Royalties Institutional Income Fund X-C, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on September 20, 1991. The offering of limited partnership interests began October 1, 1991, reached minimum capital requirements on January 28, 1992, and concluded April 30, 1992. The Partnership has no subsidiaries. The Managing General Partner of the Partnership is Southwest Royalties, Inc. (the “Managing General Partner”), a Delaware corporation.

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

During 2004, the Managing General Partner was acquired by Clayton Williams Energy, Inc. (“CWEI”), a Delaware corporation, and is now a wholly owned subsidiary of CWEI. CWEI is an oil and gas company based in Midland, Texas, and its common stock is traded on the Nasdaq Stock Market’s Global Market under the symbol “CWEI”. All of the directors and executive officers of the Managing General Partner are employees of CWEI. CWEI maintains an internet website at www.claytonwilliams.com from which public information about CWEI may be obtained.

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

Operations
The business objective of the Partnership is to maximize the production and related net cash flow from the properties it currently owns without engaging in the drilling of any development or exploratory wells except through farm-out arrangements. If additional drilling is necessary to fully develop a Partnership property, the Partnership will enter into a farm-out agreement with the Managing General Partner to assign a portion of the Partnership’s interest in the property to the Managing General Partner in exchange for retaining an interest in one or more new wells at no cost to the Partnership. The Managing General Partner obtains a fairness opinion from an unaffiliated petroleum engineer with respect to the terms of each farm-out agreement with the Partnership.

During 2006, the Partnership entered into a farm-out agreement with the Managing General Partner through which the Managing General Partner proposed a waterflood pilot project on the Section 143 Unit. The partnership retained 15% of its original interest and paid none of the cost to develop the waterflood pilot project.

Principal Products and Markets
The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in New Mexico and Texas. All activities of the Partnership are confined to the continental United States. During 2006, 94% of the Partnership’s revenues were derived from the sale of oil production and 6% were derived from gas production. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business. The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

Regulation
The Partnership’s oil and gas production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Partnership’s cost of doing business and affects the Partnership’s profitability. Because such rules and regulations are frequently amended or reinterpreted, the Partnership is unable to predict the future cost or impact of complying with such laws.

All of the states in which the Partnership conducts business generally require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. The statutes and regulations of certain states also limit the rate at which oil and gas can be produced from the Partnership’s properties.

The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Partnership, as well as the revenues the Partnership receives for sales of such production. Since the mid-1980s, the FERC has issued various orders that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance the Partnership’s ability to market and transport its gas, although this framework may also subject the Partnership to competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

The Partnership’s sales of oil production are not presently regulated and are made at market prices. The price the Partnership receives from the sale of those products is affected by the cost of transporting the products to market. The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Partnership is not able to predict with any certainty what effect, if any, these regulations will have on the Partnership, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Environmental Matters
The Partnership’s operations pertaining to oil and gas production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with the Partnership’s operations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment, restrict or prohibit activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Partnership’s operations. Such laws and regulations may substantially increase the cost of the Partnership’s operations and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the Partnership’s financial condition and operations. Violation of these laws and regulations could result in significant fines or penalties. The Partnership may experience accidental spills, leaks and other discharges of contaminants, or the Partnership may be held responsible for past or ongoing contamination in acquired properties. The Partnership maintains insurance against "sudden and accidental" occurrences, which may cover some, but not all, of the environmental risks described above. Most significantly, the insurance the Partnership maintains will not cover the risks described above which occur over a sustained period of time. Further, there can be no assurance that such insurance will continue to be available to cover all such costs or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Partnership’s financial condition and operations.

The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2007. The Partnership does not believe that it will be required to incur any material capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership’s operations, as well as the oil and gas industry in general. For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have a material adverse impact on the Partnership’s operations.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The failure of an operator of a property owned by the Partnership to comply with applicable environmental regulations may, in certain circumstances, be attributed to the Partnership. The Partnership is not aware of any liabilities for which it may be held responsible that would materially and adversely affect the Partnership.

The Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes. RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the U.S. Environmental Protection Agency (“EPA”) or state agencies as solid waste. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing hazardous waste may be significant, the Partnership does not expect to experience more burdensome costs than similarly situated companies.

The Federal Water Pollution Control Act (“Clean Water Act”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The United States Oil Pollution Act of 1990 (“OPA”), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA and such similar legislation and related regulations impose on the Partnership a variety of obligations related to the prevention of oil spills and liability for damages resulting from such spills. OPA and such similar legislation and related regulations impose strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil removal costs and a variety of public and private damages.

Recent studies have suggested that emissions of certain gases may be contributing to a warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases”, pursuant to the United Nations Framework Convention of Climate Change, also known as the “Kyoto Protocol”. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas and oil, and refined petroleum products, are “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate change legislation, with multiple bills having been introduced in the Senate that propose to restrict greenhouse gas emissions. Several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. For instance, California adopted the “California Global Warming Solutions Act of 2006”, which requires the California Air Resources Board to achieve a 25% reduction in emissions of greenhouse gases from sources in California by 2020. Additionally, on November 29, 2006, the U.S. Supreme Court heard arguments on and has since begun reviewing a decision made by the U.S. Circuit Court of Appeals for the District of Columbia in Massachusetts, et al v. EPA, a case in which the appellate court held that the EPA had discretion under the Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate change legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the Partnership’s operations or financial condition.

Limited partners should be aware that the assessment of liability associated with environmental liabilities is not always correlated to the value of a particular project. Accordingly, liability associated with the environment under local, state, or federal regulations, particularly clean-ups under CERCLA, can exceed the value of the Partnership’s investment in the associated site.

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

Item 1A.          Risk Factors

There are many factors that affect the Partnership’s business, some of which are beyond the Partnership’s control. The Partnership’s business, financial condition and results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing the Partnership. Additional risks not presently known to the Partnership or that the Partnership currently deems immaterial individually or in the aggregate may also impair the Partnership’s business operations.

The Partnership’s oil and gas reserves will decline as they are produced.
In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics. The implied life of the Partnership’s proved reserves at December 31, 2006 is approximately 7.7 years, based on 2006 production levels.

Volatility of oil and gas prices significantly affects the Partnership’s cash flow and ability to produce oil and gas economically.
Historically, the markets for oil and gas have been volatile, and the Partnership believes that they are likely to continue to be volatile. Significant changes in oil and gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond the Partnership’s control. The Partnership cannot predict, with any degree of certainty, future oil and natural gas prices. Changes in oil and natural gas prices significantly affect the Partnership’s revenues, operating results, profitability and the value of the Partnership’s oil and gas reserves. Those prices also affect the amount of cash flow available for distribution to partners and the amount of oil and natural gas that the Partnership can produce economically.

Changes in oil and gas prices impact both the Partnership’s estimated future net revenue and the estimated quantity of proved reserves. Price increases may permit additional quantities of reserves to be produced economically, and price decreases may render uneconomic the production of reserves previously classified as proved. Thus, the Partnership may experience material increases and decreases in reserve quantities solely as a result of price changes and not as a result of well performance.

Information concerning the Partnership’s reserves and future net revenues estimates is inherently uncertain.
The estimated proved reserve information is based upon reserve reports prepared by independent engineers. The accuracy of proved reserves estimates and estimated future net revenues from such reserves is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, and other matters. Although the Partnership believes that the Partnership’s estimated proved reserves represent reserves that the Partnership is reasonably certain to recover, actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates used to determine proved reserves. Any significant variance could materially affect the estimated quantities and value of the Partnership’s oil and gas reserves, which in turn could adversely affect the Partnership’s cash flow and results of operations. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of development, prevailing oil and gas prices and other factors, many of which are beyond the Partnership’s control. Downward adjustments to the Partnership’s estimated proved reserves could require the Partnership to write down the carrying value of the Partnership’s oil and gas properties, which would reduce the Partnership’s earnings and partners' equity.

The present value of proved reserves will not necessarily equal the current fair market value of the Partnership’s estimated oil and gas reserves. In accordance with the reserve reporting requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than those as of the date of the estimate. The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value.

The Partnership may not be insured against all of the operating hazards to which the Partnership’s business is exposed.
The Partnership’s operations are subject to the usual hazards incident to the production of oil and gas, such as windstorms, blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, severe weather and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations which could result in substantial loss. The Partnership maintains insurance against some, but not all, of the risks described above. Such insurance may not be adequate to cover losses or liabilities. Also, the Partnership cannot be assured of the continued availability of insurance at premium levels that justify its purchase.

The Partnership’s business depends on oil and natural gas transportation facilities, most of which are owned by others.
The marketability of the Partnership’s oil and natural gas production depends in large part on the availability, proximity and capacity of pipeline systems owned by third parties. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells. Although the Partnership has some contractual control over the transportation of the Partnership’s product, material changes in these business relationships could materially affect the Partnership’s operations. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect the Partnership’s ability to produce, gather and transport oil and natural gas.

The Partnership’s industry is highly competitive.
The oil and gas industry as a whole competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The price and availability of alternative energy sources could adversely affect the Partnership’s revenue.

The market for the Partnership’s oil, gas and natural gas liquids production depends on factors beyond the Partnership’s control, including domestic and foreign political conditions, the overall level of supply of and demand for oil, gas and natural gas liquids, the price of imports of oil and gas, weather conditions, the price and availability of alternative fuels, the proximity and capacity of gas pipelines and other transportation facilities and overall economic conditions.

Compliance with environmental and other government regulations could be costly and could negatively impact production.
The Partnership’s oil and gas production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Partnership’s cost of doing business and affects the Partnership’s profitability. Because such rules and regulations are frequently amended or reinterpreted, the Partnership is unable to predict the future cost or impact of complying with such laws.

All of the states in which the Partnership operates generally require reports concerning operations and impose other requirements relating to the production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. The statutes and regulations of certain states also limit the rate at which oil and gas can be produced from the Partnership’s properties.

FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas the Partnership produces, as well as the revenues the Partnership receives for sales of such production. Since the mid-1980s, the FERC has issued various orders that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance the Partnership’s ability to market and transport the Partnership’s gas, although it may also subject the Partnership to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

The Partnership’s sales of oil and natural gas liquids are not presently regulated and are made at market prices. The price the Partnership receives from the sale of those products is affected by the cost of transporting the products to market. The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Partnership is not able to predict with any certainty what effect, if any, these regulations will have on the Partnership, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.     Properties

As of December 31, 2006 the Partnership possessed an interest in oil and gas properties located in; Chaves, Eddy and Lea Counties of New Mexico; and Comanche, Glasscock, Howard, Lynn, Martin, Midland, Mitchell, Scurry, and Winkler Counties of Texas. These properties consist of various interests in 168 wells and units.

Reserves
The following table sets forth certain information as of December 31, 2006 with respect to the Partnership’s estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

	Proved Developed		Proved	Total
	Producing	Nonproducing	Undeveloped	Proved
Oil (Bbls)	154,000	-	-	154,000
Gas (Mcf)	57,000	-	-	57,000
Total (BOE)	164,000	-	-	164,000

Standardized measure of discounted
future net cash flows				$1,210,000

The following table sets forth certain information as of December 31, 2006 regarding the Partnership’s proved oil and gas reserves for certain significant fields.

	Proved Reserves
			Total Oil	Percent of
	Oil	Gas	Equivalent	Total Oil
	(Bbls)	(Mcf)	(BOE)	Equivalent
Sharon Ridge	122,000	-	122,000	74.4%
Ackerly	25,000	45,000	33,000	20.1%
Other	7,000	12,000	9,000	5.5%
Total	154,000	57,000	164,000	100.0%

The estimates of proved reserves at December 31, 2006 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership’s proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purposes of estimating the Partnership’s proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2006 were $57.57 per Bbl of oil and natural gas liquids and $3.45 per Mcf of gas, as compared to $57.54 per Bbl of oil and $8.34 per Mcf of gas as of December 31, 2005.

The reserve information shown is estimated. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and standardized measure are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although the Partnership believes these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Partnership’s business or the oil and natural gas industry in general are subject.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2006 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2006, there were 320 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner." During 2006, total distributions were made totaling $426,114, with $383,268 ($64.06 per unit) distributed to the limited partners and $42,846 to the general partners.

Issuer Purchases of Equity Securities
The Managing General Partner has the right, but not the obligation in accordance with the obligations set forth in the partnership agreement, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Bank One, a division of JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion under the partnership agreement.  The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner during the year of 2006.

Total Number
	of Units	Average Price
Period	Purchased	Paid Per Unit
January 2006	13.65	$174.48
February 2006	-	-
March 2006	-	-
April 2006	46.00	189.69
May 2006	-	-
June 2006	-	-
July 2006	-	-
August 2006	-	-
September 2006	-	-
October 2006	-	-
November 2006	-	-
December 2006	41.00	197.20
TOTALS	100.65	$190.68

Item 6.     Selected Financial Data

The following selected financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 should be read in conjunction with the financial statements included in Item 8:

	Years ended December 31,
	2006	2005	2004	2003	2002
Revenues	$569,277	$522,250	$365,928	$127,735	$79,869

Income (loss) from continuing operations	452,299	421,977	245,604	(13,819)	4,769

Results from discontinued operations	-	-	(4,458)	13,490	6,865

Income (loss) before cumulative
effect of accounting change	452,299	421,977	241,146	(329)	11,634

Net income (loss)	452,299	421,977	241,146	(599,359)	70,634

Partners' share of net income (loss):

General partners	46,454	42,669	25,162	(56,436)	4,963

Limited partners	405,845	379,309	215,984	(542,923)	65,671

Limited partners' income (loss) per
unit before discontinued operations and
cumulative effect of accounting change	67.83	63.40	36.77	(2.61)	.16

Discontinued operations per
limited partner unit	-	-	(.67)	1.98	.95

Limited partners' net income (loss)
per units	67.83	63.40	36.10	(90.74)	10.98

Limited partners' cash distribution per unit	64.06	69.95	35.48	28.37	.03

Total assets	$473,651	$161,057	$297,663	$234,620	$276,913

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

Critical Accounting Policies
The Partnership follows the full cost method of accounting for its oil and gas properties. The full cost method subjects companies to quarterly calculations of a “ceiling”, or limitation on the amount of properties that can be capitalized on the balance sheet. If the Partnership’s capitalized costs are in excess of the calculated ceiling, the excess must be written off as an expense.

The Partnership’s discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership’s reserve estimates are prepared by outside consultants.

The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of depletion, depreciation, and amortization (“DD&A”).

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership’s long-term price forecast that is a barometer for true fair value.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-K with data that is not readily available from those statements.

	2006	2005	2004
Oil production in barrels	19,245	22,715	22,861
Gas production in mcf	11,595	11,645	17,123
Total (BOE)	21,178	24,656	25,715
Average price per barrel of oil	$60.25	$53.25	$37.67
Average price per mcf of gas	$6.36	$6.51	$4.81
Partnership distributions	$426,114	$465,000	$236,222
Limited partner distributions	$383,268	$418,500	$212,267
Per unit distribution to limited partners	$64.06	$69.95	$35.48
Number of limited partner units	5,983	5,983	5,983

Operating Results
The following discussion compares our results for the year ended December 31, 2006 to the two previous years. All references to 2006, 2005 and 2004 within this section refer to the respective annual periods.

Income from net profits
Oil and gas prices remained high compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $52,100, of which price variances accounted for a $133,000 increase and production variances accounted for a $185,100 decrease. Comparing 2005 to 2004, oil and gas sales increased $341,900, of which price variances accounted for a $373,800 increase and production variances accounted for a $31,900 decrease.

Production in 2006 (on a BOE basis) was 14% lower than 2005 and 18% lower than 2004. Our oil production was 15% lower and our gas production was less than 1% lower in 2006 than 2005 due primarily to a lower net revenue interest in Section 143 unit resulting from the farm-out.

In 2006, our realized oil price was 13% higher than 2005 and 60% higher than 2004, while our realized gas price was 2% lower than 2005 and 32% higher than 2004. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $31.00 per BOE in 2005 and $22.49 per BOE in 2004 to $38.26 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to well repairs on a property.

Gain on Sale of Property and Equipment
A waterflood pilot project was initiated on the Section 143 Unit in the first quarter of 2006. The partnership’s development cost in this project will be paid by the Managing General Partner under the terms of a farm-out arrangement where the MGP will earn 85% of the partnership’s interest in the unit and the partnership will retain a 15% interest. The reduction in working interest resulted in a decrease of the asset retirement obligation of $144,900 that was recorded as a gain on the sale of property and equipment.

Expenses
Depletion on a BOE basis increased 203% from 2005 and 42% from 2004. Comparing 2006 to 2005, depletion expense increased $7,500, of which rate variances accounted for a $8,200 increase and production variances accounted for a $700 decrease. Comparing 2005 to 2004, depletion expense decreased $5,800, of which rate variances accounted for a $5,300 decrease and production variances accounted for a $400 decrease. Depletion rates are a function of net capitalized costs and estimated reserve quantities. The rates for 2007 are expected to be similar to the 2006 rates.

General and administrative (“G&A”) expenses were 15% higher than 2005 and 8% higher than 2004. During 2006, expenses were higher than 2005 due primarily to higher professional fees for audit and tax services.

Texas Margin Taxes
In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership’s business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. However the Partnership believes, based on its interpretation, that the Texas Margin Tax does not apply to the Partnership since substantially all of its income is derived from a net profits interest.

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2006 were $426,114, of which $383,268 was distributed to the limited partners and $42,846 to the general partners. Cumulative cash distributions of $4,575,175 have been made to the general and limited partners as of December 31, 2006. As of December 31, 2006, $4,134,910 or $691.11 per limited partner unit has been distributed to the limited partners, representing 138% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs. Cash flow provided by operating activities for 2006 was 17% lower than 2005 due to the combined effects of several drivers. A 4% decrease in oil and gas sales were combined with increases in production costs. Our only use in financing activities is the distribution to partners which was 8% lower than 2005.

As of December 31, 2006, the Partnership had approximately $61,200 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership’s properties have matured and depleted, the net cash flows from operations for the Partnership have steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes. Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies. FIN 48 is effective for fiscal years beginning after December 31, 2006. The adoption of FIN 48 is not expected to have an impact on the Partnership’s financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Partners
Southwest Royalties Institutional Income Fund X-C, L.P.
(A Delaware Limited Partnership)

We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund X-C, L.P. (the “Partnership”) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund X-C, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas
April 5, 2007

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)
Balance Sheets

	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$29,985	$51,969
Receivable from Managing General Partner	28,153	83,656
New Mexico income tax deposits	3,047	1,166
Total current assets	61,185	136,791

Oil and gas properties - using the full-cost
method of accounting	2,668,028	2,267,587
Less accumulated depreciation,
depletion and amortization	2,255,562	2,243,321

Net oil and gas properties	412,466	24,266

	$473,651	$161,057

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$991,790	705,381

Partners' (deficit):
General partners	(91,471)	(95,079)
Limited partners	(426,668)	(449,245)

Total partners' (deficit)	(518,139)	(544,324)

	$473,651	$161,057

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)
Statements of Operations

	Years ended December 31,
	2006	2005	2004
Revenues

Income from net profits interests	$423,058	$521,135	$365,225
Interest income	1,319	1,115	291
Gain on sale	144,900	-	412
	569,277	522,250	365,928

Expenses

Depreciation, depletion and amortization	12,241	4,708	10,470
Accretion expense	48,368	46,371	57,857
General and administrative	56,369	49,194	51,997
	116,978	100,273	120,324

Income from continuing operations	452,299	421,977	245,604

Results from discontinued operations -
sale of oil and gas lease - See Note 4	-	-	(4,458)

Net income	$452,299	$421,977	$241,146

Net income allocated to:

Managing General Partner	$41,809	$38,402	$22,646

General partner	$4,645	$4,267	$2,516

Limited partners	$405,845	$379,308	$215,984

Per limited partner unit before discontinued
operations and cumulative effect	$67.83	$63.40	$36.77
Discontinued operations per limited partner unit	-	-	(.67)
Per limited partner unit	$67.83	$63.40	$36.10

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)
Statements of Changes in Partners' Equity (Deficit)
Years ended December 31, 2006, 2005 and 2004

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2003	$(92,455)	$(413,770)	$(506,225)

Net income	25,162	215,984	241,146

Distributions	(23,955)	(212,267)	(236,222)

Balance at December 31, 2004	(91,248)	(410,053)	(501,301)

Net income	42,669	379,308	421,977

Distributions	(46,500)	(418,500)	(465,000)

Balance at December 31, 2005	(95,079)	(449,245)	(544,324)

Net income	46,454	405,845	452,299

Distributions	(42,846)	(383,268)	(426,114)

Balance at December 31, 2006	$(91,471)	$(426,668)	$(518,139)

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)
Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:

Cash received from net profits interests	$459,180	$532,446	$297,945
Cash paid for administrative fees and general
and administrative overhead	(56,369)	(49,194)	(51,997)
Discontinued operations	-	-	(4,458)
Interest received	1,319	1,115	291
Miscellaneous settlement	-	-	412

Net cash provided by operating activities	404,130	484,367	242,193

Cash flows from financing activities:

Distributions to partners	(426,114)	(465,000)	(236,222)
(Decrease) increase in distributions payable	-	(262)	262

Net cash used in financing activities	(426,114)	(465,262)	(235,960)

Net (decrease) increase in cash and equivalents	(21,984)	19,105	6,233

Beginning of period	51,969	32,864	26,631

End of period	$29,985	$51,969	$32,864

Reconciliation of net income to net
cash provided by operating activities:

Net income	$452,299	$421,977	$241,146

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	12,241	4,708	10,470
Accretion expense	48,368	46,371	57,857
Settlement of asset retirement obligations -
gain on farm-out	(144,900)	-	-
Settlement of asset retirement obligations
for plugged and abandoned wells	(17,500)	(11,679)	-
Decrease (increase) in receivables and deposits	53,622	22,990	(67,280)

Net cash provided by operating activities	$404,130	$484,367	$242,193

Noncash investing and financing activities:
(Decrease) increase in oil and gas properties -
SFAS No. 143	$400,441	$(139,693)	$-

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2006, 2005 and 2004 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

The Partnership’s interest in oil and gas properties consists of net profits interests in proved properties located within the continental United States. A net profits interest is created when the owner of a working interest in a property enters into an arrangement providing that the net profits interest owner will receive a stated percentage of the net profit from the property. The net profits interest owner will not otherwise participate in additional costs and expenses of the property.

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of December 31, 2006, there were no timing differences which resulted in a deficit net profit interest.

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

2.	Summary of Significant Accounting Policies - continued

Estimates and Uncertainties
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership’s depletion calculation and full-cost ceiling test for oil and gas properties uses oil and gas reserves estimates, which are inherently imprecise. Actual results could differ from those estimates.

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

In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" the Partnership's tax basis in its net oil and gas properties at December 31, 2006 and 2005 is $84,221 less and $386,376 more, respectively, than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

Number of Limited Partner Units
As of December 31, 2006, 2005 and 2004 there were 5,983 limited partner units outstanding held by 320, 327 and 326 partners.

Concentrations of Credit Risk
The Partnership is subject to credit risk for amounts due from its customers. Although a substantial portion of its debtors’ ability to pay is dependent upon the oil and gas industry, credit risk is minimized due to a large customer base. All partnership revenues are received by the Managing General Partner and subsequently remitted to the partnership and all expenses are paid by the Managing General Partner and subsequently reimbursed by the Partnership.

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

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes. Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies. FIN 48 is effective for fiscal years beginning after December 31, 2006. The adoption of FIN 48 is not expected to have an impact on the Partnership’s financial statements.

3.     Abandonment Obligations
The Partnership follows the provisions of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), as amended.  SFAS 143 requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost associated with the abandonment obligations, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

Changes in abandonment obligations for 2006 and 2005 are as follows:

	2006	2005
Beginning of year	$705,381	$798,702
Reduction of obligations due to wells plugged and abandoned	(17,500)	(11,679)
Reduction of obligations due to farm-outs	(144,900)	-
Accretion expense	48,368	46,371
Revisions of previous estimates	400,441	(128,013)
End of year	$991,790	$705,381

4.	Discontinued Operations - Sale of oil and gas leases
During 2003, the Partnership sold its interest in certain oil and gas wells for $88,184 of sales proceeds and retired $100,007 of asset retirement obligations associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded and shown on the statement of operations as part of the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations.

The following table summarizes certain historical operating information related to the discontinued operations:

2004
Loss from net profit interest	$(4,458)

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

5.	Commitments and Contingent Liabilities
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

As of December 31, 2006, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon the Partnership’s condition and operations. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership’s business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. However the Partnership believes, based on its interpretation, that the Texas Margin Tax does not apply to the Partnership since substantially all of its income is derived from a net profits interest.

6.	Related Party Transactions
A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $128,600, $138,300 and $135,900 for the years ended December 31, 2006, 2005 and 2004, respectively. The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

Southwest Royalties, Inc., the Managing General Partner, was paid $36,000 during 2006, 2005 and 2004, for reimbursement of indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $28,200 and $83,700 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2006 and 2005, respectively.

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

7.	Oil and Gas Reserves Information (unaudited)
The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were prepared by independent petroleum engineers. Such estimates are in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under economic and operating conditions existing at the registrant's year end with no provision for price and cost escalations except by contractual arrangements. Future cash inflows were computed by applying year-end prices to the year-end quantities of proved reserves. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing, producing, and abandoning proved oil and gas reserves at the end of the year, based on year-end costs. All of the Partnership's reserves are located in the United States. For information about the Partnership’s results of operations from oil and gas producing activities, see the accompanying statements of operations.

The Partnership's interest in proved oil and gas reserves is as follows:

	Oil (bbls)	Gas (mcf)
Total Proved -

January 1, 2004	124,000	216,000

Revision of estimates in place	75,000	7,000
Production from continuing operations	(23,000)	(17,000)

December 31, 2004	176,000	206,000

Revision of estimates in place	117,000	(123,000)
Production	(23,000)	(12,000)

December 31, 2005	270,000	71,000

Revision of estimates in place	(97,000)	(2,000)
Production	(19,000)	(12,000)

December 31, 2006	154,000	57,000

Proved developed reserves -
December 31, 2004	176,000	206,000
December 31, 2005	270,000	71,000
December 31, 2006	154,000	57,000

Net revisions of 97,000 BOE in 2006 consisted of approximately 81,000 BOE of downward revisions attributable to the effects of lower product prices on the estimated quantities of proved reserves, and downward revisions of approximately 16,000 BOE attributable to well performance primarily from properties in Sharon Ridge field of West Texas. Net revisions of 97,000 BOE in 2005 consisted of approximately 90,000 MBOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, and upward revisions of approximately 7,000 BOE attributable to well performance primarily from properties in Sharon Ridge field of West Texas.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The standardized measure as of December 31, 2006, 2005 and 2004 reflects an average oil price of $57.57, $57.54 and $39.88 and per barrel, respectively.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The standardized measure as of December 31, 2006, 2005 and 2004 reflects an average natural gas price of $3.45, $8.34 and $4.07 per Mcf, respectively.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2006, 2005 and 2004 is presented below:

	2006	2005	2004
Future cash inflows	$9,062,000	$16,126,000	$7,858,000
Production, development and abandonment costs	7,711,000	10,981,000	6,274,000
Future net cash flows	1,351,000	5,145,000	1,584,000
10% annual discount for
estimated timing of cash flows	141,000	2,056,000	707,000
Standardized measure of
discounted future net cash flows	$1,210,000	$3,089,000	$877,000

Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Sales of oil and gas produced, net of production costs	$(423,000)	$(521,000)	$(361,000)
Changes in prices and production costs	(2,181,000)	1,381,000	391,000
Changes of production rates (timing) and others	1,136,000	207,000	143,000
Revisions of previous quantities estimates	(720,000)	1,057,000	318,000
Accretion of discount	309,000	88,000	35,000
Discounted future net cash flows -
Beginning of year	3,089,000	877,000	351,000
End of year	$1,210,000	$3,089,000	$877,000

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

8.	Selected Quarterly Financial Results - (unaudited)

	Quarter
	First	Second	Third	Fourth
2006:
Total revenues	$240,571	$166,924	$113,189	$48,593
Total expenses	25,498	30,386	25,819	35,275
Net income	$215,073	$136,538	$87,370	$13,318

Net income per limited partners unit	$32.35	$20.54	$13.14	$1.80

	Quarter
	First	Second	Third	Fourth
2005:
Total revenues	$118,397	$103,053	$153,787	$147,013
Total expenses	24,542	24,671	23,685	27,375
Net income	$93,855	$78,382	$130,102	$119,638

Net income per limited partners unit	$14.09	$11.77	$19.54	$18.00

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.     Controls and Procedures

The Managing General Partner has established disclosure controls and procedures that are adequate to provide reasonable assurance that management will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in the Partnership’s reports to the SEC. Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.     Other Information

None.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

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

CLAYTON W. WILLIAMS, age 75, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 55, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 52, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 51, is Vice President - of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 70, is Vice President - Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004. Mr. Lyon also serves as Vice President - Gas Gathering and Marketing of CWEI.

T. MARK TISDALE, age 50, is Vice President and Secretary of the Managing General Partner, having served in this capacity since May 2004. Mr. Tisdale also serves as Vice President and General Counsel of CWEI.

Code of Ethics

As a wholly owned subsidiary of CWEI, the Managing General Partner is subject to a Code of Conduct and Ethics (“Code”) that applies to all directors, executive officers and employees of CWEI and the Managing General Partner. This Code assists employees in complying with the law, in resolving ethical issues that may arise, and in complying with policies established by CWEI. This Code is also designed to promote, among other things, ethical handling of actual or apparent conflicts of interest; full, fair, accurate and timely disclosure in filings with the SEC; compliance with law; and prompt internal reporting of violations of the Code. This Code is available on the website of CWEI at www.claytonwilliams.com under “Investor Relations/Documents”.

Item 11.        Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received $36,000 during 2006, 2005 and 2004 as an administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through repurchase offers to the limited partners, the Managing General Partner owns 388.14 limited partner units, a 5.8% limited partner interest. The Managing General Partner's total percentage interest ownership in the Partnership is 15.8%.

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence

In 2006, the Managing General Partner received $36,000 as an administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $128,600 for administrative overhead attributable to operating such properties during 2006.

The terms of the above transactions are similar to ones, which would have been obtained through arm’s length negotiations with unaffiliated third parties.

Item 14.        Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by KPMG during those periods.

For the Year Ended December 31,	2006	2005
Audit Fees	$15,084	$13,303
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$15,084	$13,303

The Audit Committee of CWEI reviewed and approved, in advance, all audit and non-audit services provided by KPMG LLP.

Part IV

Item 15.        Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:

		Included in Part II of this report

		Report of Independent Registered Public Accounting Firm
		Balance Sheets
		Statements of Operations
		Statements of Changes in Partners' Equity (Deficit)
		Statements of Cash Flows
		Notes to Financial Statements

	(2)	Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

	(3)	Exhibits:

4	(a)
Certificate of Limited Partnership of Southwest Royalties Institutional Income Fund X-C, L.P., dated January 28, 1987. (Incorporated by reference from Partner-ship's Form 10-K for the fiscal year ended December 31, 1987.)

(b)
Agreement of Limited Partnership of Southwest Royalties Institutional Income Fund X-C, L.P. dated April 28, 1987. (Incorporated by reference from Partner-ship's Form 10-K for the fiscal year ended December 31, 1987.)

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

Southwest Royalties Institutional Income Fund
X-C, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	April 5, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Clayton W Williams	/s/ L. Paul Latham
Clayton W. Williams, Chairman of the Board	L. Paul Latham, President and a Director
and a Director

Date: April 5, 2007	Date: April 5, 2007

/s/ Mel G. Riggs
Mel G. Riggs, Vice President - Finance,
Treasurer and a Director

Date: April 5, 2007