Form 10-Q
period 2007-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2007-08-13
CIK 887426

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-C, L.P.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$44,672	$29,985
Receivable from Managing General Partner	41,285	28,153
New Mexico income tax deposits	3,449	3,047
Total current assets	89,406	61,185

Oil and gas properties - using the full-cost
method of accounting	2,668,028	2,668,028
Less accumulated depreciation,
depletion and amortization	2,276,198	2,255,562
Net oil and gas properties	391,830	412,466

	$481,236	$473,651

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$986,930	991,790

Partners' (deficit):
General partners	(88,345)	(91,471)
Limited partners	(417,349)	(426,668)
Total partners' (deficit)	(505,694)	(518,139)

	$481,236	$473,651

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$119,051	$166,540	$171,998	$261,732
Interest	294	384	478	864
Gain on sale of property and equipment	-	-	-	144,900
	119,345	166,924	172,476	407,496

Expenses

Depreciation, depletion and amortization	12,248	-	20,636	-
Accretion expense	21,950	12,157	44,246	24,039
General and administrative	16,932	18,229	24,349	31,846
	51,130	30,386	89,231	55,885

Net income	$68,215	$136,538	$83,245	$351,611

Net income allocated to:
Managing General Partner	$7,242	$12,289	$9,349	$31,645

General Partner	$804	$1,365	$1,039	$3,516

Limited Partners	$60,169	$122,884	$72,857	$316,450

Per limited partner unit	$10.06	$20.54	$12.18	$52.89

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net profits interests	$109,358	$278,620
Cash paid to suppliers	(24,349)	(31,846)
Interest received	478	864
Net cash provided by operating activities	85,487	247,638

Cash flows used in financing activities:

Distributions to partners	(70,800)	(291,114)

Net increase (decrease) in cash and cash equivalents	14,687	(43,476)

Beginning of period	29,985	51,969

End of period	$44,672	$8,493

Reconciliation of net income to net
cash provided by operating activities:

Net income	$83,245	$351,611

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	20,636	-
Settlement of asset retirement obligations	(49,106)
for plugged and abandoned wells
Gain on sale of property and equipment due to farm-out	-	(144,900)
Accretion of asset retirement obligation	44,246	24,039
(Increase) decrease in receivables	(13,534)	16,888
Net cash provided by operating activities	$85,487	$247,638

Noncash investing and financing activities:

Decrease in oil and gas properties – SFAS No. 143	$-	$144,900

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

2.             Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007, and for the three and six months ended June 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of period	$991,790	$705,381
Accretion expense	44,246	24,039
Reduction due to farm-out	-	(144,900)
Settlement of obligations for plugged and abandoned wells	(49,106)	-
End of period	$986,930	$584,520

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2007	2006
Oil production in barrels	5,436	4,940
Gas production in mcf	2,902	3,570
Total (BOE)	5,920	5,535
Average price per barrel of oil	$59.60	$64.17
Average price per mcf of gas	$7.06	$5.95
Partnership distributions	$45,800	$151,114
Limited partner distributions	$41,038	$135,768
Per unit distribution to limited partners	$6.86	$22.69
Number of limited partner units	5,983	5,983

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $6,233, of which price variances accounted for a $21,621 decrease and production variances accounted for a $27,854 increase.

Production in 2007 (on a BOE basis) was 7% higher than 2006.  Our oil production increased 10% in 2007 due primarily to improved performance on two oil wells.  Our gas production was 19% lower in 2007 than 2006 due primarily to volume declines on two properties.

In 2007, our realized oil price was 7% lower than 2006, while our realized gas price was 19% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $31.02 per BOE in 2006 to $38.08 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to an increase in lease operating expenses in one field.

Expenses
Depletion on a BOE basis increased 100% in 2007.  Comparing 2007 to 2006, depletion expense increased $12,248, primarily due to rate variances related to revisions of fourth quarter 2007 asset retirement obligations.

Accretion expense increased 81% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 7% lower than 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	9,474	9,341
Gas production in mcf	5,549	5,738
Total (BOE)	10,399	10,297
Average price per barrel of oil	$56.35	$60.94
Average price per mcf of gas	$6.87	$5.96
Partnership distributions	$70,800	$291,114
Limited partner distributions	$63,538	$261,768
Per unit distribution to limited partners	$10.62	$43.75
Number of limited partner units	5,983	5,983

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $31,517, of which price variances accounted for a $38,496 decrease and production variances accounted for a $6,979 increase.

Production in 2007 (on a BOE basis) was 1% higher than 2006.  Our oil production increased 1% in 2007 and gas production was 3% lower in 2007 than 2006.

In 2007, our realized oil price was 8% lower than 2006, while our realized gas price was 15% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $33.19 per BOE in 2006 to $38.46 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to an increase in lease operating expenses in one field.

Gain on Sale of Property and Equipment
A waterflood pilot project was initiated on the Section 143 Unit in the first quarter of 2006. The partnership’s development cost in this project will be paid by the Managing General Partner under the terms of a farm-out arrangement where the Managing General Partner will earn 85% of the partnership’s interest in the unit and the partnership will retain a 15% interest. The reduction in working interest resulted in a decrease of the asset retirement obligation of $144,900 that was recorded as a gain on the sale of property and equipment.

Expenses
Depletion on a BOE basis increased 100% in 2007.  Comparing 2007 to 2006, depletion expense increased $20,636, primarily due to rate variances related to revisions of fourth quarter 2007 asset retirement obligations.

Accretion expense increased 84% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 24% lower in 2007 due primarily to lower postage, tax preparation fees and engineering fees.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2007 were $70,800, of which $63,538 was distributed to the limited partners and $7,262 to the general partners.  Cumulative cash distributions of $4,645,975 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $4,198,448 or $701.73 per limited partner unit has been distributed to the limited partners, representing 140% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
X-C, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007