Form 10-Q
period 2007-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2007-11-13
CIK 887426

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-C, L.P.
Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$34,961	$29,985
Receivable from Managing General Partner	33,254	28,153
New Mexico income tax deposits	4,128	3,047
Total current assets	72,343	61,185

Oil and gas properties - using the full-cost
method of accounting	2,668,028	2,668,028
Less accumulated depreciation,
depletion and amortization	2,283,501	2,255,562
Net oil and gas properties	384,527	412,466

	$456,870	$473,651

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$996,367	991,790

Partners' (deficit):
General partners	(90,995)	(91,471)
Limited partners	(448,502)	(426,668)
Total partners' (deficit)	(539,497)	(518,139)

	$456,870	$473,651

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$40,065	$112,885	$212,064	$374,616
Interest	267	304	744	1,168
Gain on sale of property and equipment	-	-	-	144,900
	40,332	113,189	212,808	520,684

Expenses

Depreciation, depletion and amortization	7,303	-	27,939	-
Accretion expense	22,137	11,978	66,383	36,017
General and administrative	14,696	13,841	39,044	45,686
	44,136	25,819	133,366	81,703

Net income (loss)	$(3,804)	$87,370	$79,442	$438,981

Net income (loss) allocated to:

Managing General Partner	$315	$7,863	$9,664	$39,508

General Partner	$35	$874	$1,074	$4,390

Limited Partners	$(4,154)	$78,633	$68,704	$395,083

Per limited partner unit	$(.69)	$13.14	$11.48	$66.03

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net profits interests	$144,076	$422,771
Cash paid to suppliers	(39,044)	(45,686)
Interest received	744	1,168
Net cash provided by operating activities	105,776	378,253

Cash flows used in financing activities:

Distributions to partners	(100,800)	(401,114)

Net increase (decrease) in cash and cash equivalents	4,976	(22,861)

Beginning of period	29,985	51,969

End of period	$34,961	$29,108

Reconciliation of net income to net
cash provided by operating activities:

Net income	$79,442	$438,981

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	27,939	-
Accretion of asset retirement obligation	66,383	36,017
Settlement of asset retirement obligations
for plugged and abandoned wells	(61,806)	(17,500)
Gain on sale of property and equipment due to farm-out	-	(144,900)
(Increase) decrease in receivables	(6,182)	65,655
Net cash provided by operating activities	$105,776	$378,253

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

2.            Summary of Significant Accounting Policies
The interim financial information as of September 30, 2007, and for the three and nine months ended September 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of period	$991,790	$705,381
Accretion expense	66,383	36,017
Reduction due to farm-out	-	(144,900)
Settlement of obligations for plugged and abandoned wells	(61,806)	(17,500)
End of period	$996,367	$578,998

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2007	2006
Oil production in barrels	3,980	4,824
Gas production in mcf	1,155	2,399
Total (BOE)	4,173	5,224
Average price per barrel of oil	$69.90	$64.99
Average price per mcf of gas	$6.38	$7.75
Partnership distributions	$30,000	$110,000
Limited partner distributions	$27,000	$99,000
Per unit distribution to limited partners	$4.51	$16.55
Number of limited partner units	5,983	5,983

Operating Results
The following discussion compares our results for the quarters ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $46,530, of which price variances accounted for a $17,958 increase and production variances accounted for a $64,488 decrease.

Production in 2007 (on a BOE basis) was 20% lower than 2006.  Our oil production decreased 17% in 2007 due primarily to an oil and gas well that was shut-in for subsurface repairs and production decline on a property.  Our gas production was 52% lower in 2007 than 2006 due primarily to the production decline on a gas property and an oil and gas well that was shut-in for half of the third quarter for subsurface repairs and returned to production in October.

In 2007, our realized oil price was 8% higher than 2006, while our realized gas price was 18% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $41.96 per BOE in 2006 to $58.84 per BOE in 2007.  The increase in oil and gas production costs was due primarily to the cost to plug and abandon a well that exceeded the asset retirement obligation by $30,005.

Expenses
Depletion on a BOE basis increased 100% in 2007.  Comparing 2007 to 2006, depletion expense increased $7,303, primarily due to rate variances related to revisions of fourth quarter 2006 asset retirement obligations.

Accretion expense increased 85% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 6% higher than 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2007	2006
Oil production in barrels	13,454	14,165
Gas production in mcf	6,704	8,137
Total (BOE)	14,571	15,521
Average price per barrel of oil	$60.36	$62.32
Average price per mcf of gas	$6.78	$6.49
Partnership distributions	$100,800	$401,114
Limited partner distributions	$90,538	$360,768
Per unit distribution to limited partners	$15.13	$60.30
Number of limited partner units	5,983	5,983

Operating Results
The following discussion compares our results for the nine months ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $78,045, of which price variances accounted for a $24,439 decrease and production variances accounted for a $53,606 decrease.

Production in 2007 (on a BOE basis) was 6% lower than 2006.  Our oil production decreased 5% in 2007 than 2006.  Our gas production was 18% lower in 2007 than 2006 due primarily to the production decline on a gas property and a well that was shut-in for half of the third quarter for subsurface repairs and returned to production in October.

In 2007, our realized oil price was 3% lower than 2006, while our realized gas price was 5% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $36.14 per BOE in 2006 to $44.30 per BOE in 2007.  The increase in oil and gas production costs was due primarily to surface and subsurface repairs on two properties and the cost to plug and abandon a well that exceeded the asset retirement obligation by $30,005 for that well.

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

Expenses
Depletion on a BOE basis increased 100% in 2007.  Comparing 2007 to 2006, depletion expense increased $27,939, primarily due to rate variances related to revisions of fourth quarter 2006 asset retirement obligations.

Accretion expense increased 84% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 15% lower than 2007 as compared to 2006.

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2007 were $100,800, of which $90,538 was distributed to the limited partners and $10,262 to the general partners.  Cumulative cash distributions of $4,675,975 have been made to the general and limited partners as of September 30, 2007.  As of September 30, 2007, $4,225,448 or $706.24 per limited partner unit has been distributed to the limited partners, representing 141% of contributed capital.

The Partnership reported a deficit in partners’ equity of $539,497 at September 30, 2007.  This deficit originated primarily in connection with the recording of asset retirement obligations in accordance with SFAS 143.  Many of the Partnership’s wells are nonproductive and must be plugged in compliance with applicable regulations.  Since the Partnership’s ownership in the wells is structured as a net profits interest, the Partnership is not liable for asset retirement costs except to the extent of its future cash flow.  As costs are incurred to plug and abandon Partnership wells, cash flow from operations will be reduced or eliminated.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
X-C, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 13, 2007