Form 10-Q
period 2008-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2008-05-14
CIK 887426

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-C, L.P.
Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$55,661	$42,900
Receivable from Managing General Partner	148,201	95,269
New Mexico income tax deposits	3,758	2,903
Total current assets	207,620	141,072

Oil and gas properties - using the full-cost
method of accounting	2,668,028	2,668,028
Less accumulated depreciation,
depletion and amortization	2,298,343	2,291,913
Net oil and gas properties	369,685	376,115

	$577,305	$517,187

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$1,037,573	$1,016,810

Partners' (deficit):
General partners	(81,588)	(86,166)
Limited partners	(378,680)	(413,457)
Total partners' (deficit)	(460,268)	(499,623)

	$577,305	$517,187

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues

Income from net profits interests	$281,526	$52,947
Interest	265	183
	281,791	53,130

Expenses

Depreciation, depletion and amortization	6,430	8,388
Accretion of asset retirement obligations	21,504	22,296
General and administrative	14,502	7,416
	42,436	38,100

Net income	$239,355	$15,030

Net income allocated to:

Managing General Partner	$22,120	$2,108

General partner	$2,458	$234

Limited partners	$214,777	$12,688

Per limited partner unit	$35.90	$2.12

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:

Cash received from net profits interest	$226,998	$35,067
Cash paid to suppliers	(14,502)	(7,416)
Interest received	265	183

Net cash provided by operating activities	212,761	27,834

Cash flows used in financing activities:

Distributions to partners	(200,000)	(25,000)

Net increase in cash and cash equivalents	12,761	2,834

Beginning of period	42,900	29,985

End of period	$55,661	$32,819

Reconciliation of net income to net cash
provided by operating activities:

Net income	$239,355	$15,030

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	6,430	8,388
Settlement of asset retirement obligations
for plugged and abandoned wells	(741)	(12,658)
Accretion of asset retirement obligations	21,504	22,296
Increase in receivables and deposits	(53,787)	(5,222)

Net cash provided by operating activities	$212,761	$27,834

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2008, and for the three months ended March 31, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$1,016,810	$991,790
Settlement of obligations for plugged and abandoned wells	(741)	(12,658)
Accretion expense	21,504	22,296
End of period	$1,037,573	$1,001,428

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of March 31, 2008, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	March 31,
	2008	2007
Oil production in barrels	4,137	4,038
Gas production in mcf	1,502	2,647
Total (BOE)	4,387	4,479
Average price per barrel of oil	$92.92	$51.98
Average price per mcf of gas	$11.45	$6.65
Partnership distributions	$200,000	$25,000
Limited partner distributions	$180,000	$22,500
Per unit distribution to limited partners	$30.09	$3.76
Number of limited partner units	5,983	5,983

Operating Results
The following discussion compares our results for the quarters ended March 31, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $174,109, of which price variances accounted for a $176,576 increase and production variances accounted for a $2,467 decrease.

Production in 2008 (on a BOE basis) was 2% lower than 2007.  Our oil production increased 2% in 2008 than 2007.  Our gas production was 43% lower in 2008 than 2007 due primarily to production declines on three properties.

In 2008, our realized oil price was 79% higher than 2007, while our realized gas price was 72% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $38.97 per BOE in 2007 to $27.37 per BOE in 2008.  The decrease in oil and gas production costs in 2008 was due primarily to a decrease in surface and subsurface repairs on three properties.

Expenses
Depletion on a BOE basis decreased 22% in 2008.  Comparing 2008 to 2007, depletion expense decreased $1,958, of which rate variances accounted for a $1,786 decrease and production variances accounted for a $172 decrease.

Accretion expense decreased 4% due primarily to the extended economic life of the wells driven by the change in commodity prices.

General and administrative (“G&A”) expenses were 96% higher in 2008 due primarily to increases in audit fees and engineering services.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2008 were $200,000, of which $180,000 was distributed to the limited partners and $20,000 to the general partners.  Cumulative cash distributions of $4,905,975 have been made to the general and limited partners as of March 31, 2008.  As of March 31, 2008, $4,432,448 or $740.84 per limited partner unit has been distributed to the limited partners, representing 148% of contributed capital.

The Partnership reported a deficit in partners’ equity of $460,268 at March 31, 2008.  This deficit originated primarily in connection with the recording of asset retirement obligations in accordance with SFAS 143.  Many of the Partnership’s wells are nonproductive and must be plugged in compliance with applicable regulations.  Since the Partnership’s ownership in the wells is structured as a net profits interest, the Partnership is not liable for asset retirement costs except to the extent of its future cash flow.  As costs are incurred to plug and abandon Partnership wells, cash flow from operations will be reduced or eliminated.

Recent Accounting Pronouncements
The Partnership adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) (as amended) effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The adoption of SFAS 157 had no effect on the Partnership.  As permitted by FSP No. 157-2, the Partnership has not applied the provisions of SFAS 157 to nonfinancial assets and liabilities relating to its asset retirement obligations.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on March 28, 2008 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Royalties Institutional Income Fund
X-C, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2008