Form 10-Q
period 2008-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2008-08-14
CIK 887426

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-C, L.P.
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$62,346	$42,900
Receivable from Managing General Partner	289,801	95,269
New Mexico income tax deposits	4,544	2,903
Total current assets	356,691	141,072

Oil and gas properties - using the full-cost
method of accounting	2,485,381	2,668,028
Less accumulated depreciation,
depletion and amortization	2,300,891	2,291,913
Net oil and gas properties	184,490	376,115

	$541,181	$517,187

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$870,284	$1,016,810

Partners' (deficit):
General partners	(68,264)	(86,166)
Limited partners	(260,839)	(413,457)
Total partners' (deficit)	(329,103)	(499,623)

	$541,181	$517,187

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$405,155	$119,051	$686,682	$171,998
Interest	161	294	425	478
	405,316	119,345	687,107	172,476

Expenses

Depreciation, depletion and amortization	2,548	12,248	8,978	20,636
Accretion expense	20,382	21,950	41,886	44,246
General and administrative	20,951	16,932	35,453	24,349
	43,881	51,130	86,317	89,231

Net income	$361,435	$68,215	$600,790	$83,245

Net income allocated to:
Managing General Partner	$32,758	$7,242	$54,879	$9,349

General Partner	$3,640	$804	$6,098	$1,039

Limited Partners	$325,037	$60,169	$539,813	$72,857

Per limited partner unit	$54.33	$10.06	$90.22	$12.18

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net profits interests	$484,744	$109,358
Cash paid to suppliers	(35,453)	(24,349)
Interest received	425	478
Net cash provided by operating activities	449,716	85,487

Cash flows used in financing activities:

Distributions to partners	(430,270)	(70,800)

Net increase in cash and cash equivalents	19,446	14,687

Beginning of period	42,900	29,985

End of period	$62,346	$44,672

Reconciliation of net income to net
cash provided by operating activities:

Net income	$600,790	$83,245

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	8,978	20,636
Settlement of asset retirement obligations
for plugged and abandoned wells	(5,765)	(49,106)
Accretion of asset retirement obligation	41,886	44,246
Increase in receivables	(196,173)	(13,534)
Net cash provided by operating activities	$449,716	$85,487

Noncash investing and financing activities:

Decrease in oil and gas properties – SFAS No. 143	$(182,647)	$-

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

2.              Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008, and for the three and six months ended June 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$1,016,810	$991,790
Accretion expense	41,886	44,246
Revision of estimates	(182,647)	-
Settlement of obligations for plugged and abandoned wells	(5,765)	(49,106)
End of period	$870,284	$986,930

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2008, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2008	2007
Oil production in barrels	4,791	5,436
Gas production in mcf	2,091	2,902
Total (BOE)	5,140	5,920
Average price per barrel of oil	$117.92	$59.60
Average price per mcf of gas	$10.39	$7.06
Partnership distributions	$230,270	$45,800
Limited partner distributions	$207,195	$41,038
Per unit distribution to limited partners	$34.63	$6.86
Number of limited partner units	5,983	5,983

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $242,228, of which price variances accounted for a $286,397 increase and production variances accounted for a $44,169 decrease.

Production in 2008 (on a BOE basis) was 13% lower than 2007.  Our oil production decreased 12% in 2008 due primarily to production decline in one field.  Our gas production was 28% lower in 2008 than 2007 due primarily to production decline on one property.

In 2008, our realized oil price was 98% higher than 2007, while our realized gas price was 47% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $38.08 per BOE in 2007 to $35.32 per BOE in 2008.  The decrease in oil and gas production costs in 2008 was due primarily to decrease in lease operating costs in one field offset by an increase in production taxes resulting from higher commodity prices.

Expenses
Depletion on a BOE basis decreased 76% in 2008.  Comparing 2008 to 2007, depletion expense decreased $9,700, of which rate variances accounted for a $8,086 decrease and production variances accounted for a $1,614 decrease.

Accretion expense decreased 7% in 2008 as compared to 2007.

General and administrative (“G&A”) expenses were 24% higher than 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	8,928	9,474
Gas production in mcf	3,593	5,549
Total (BOE)	9,527	10,399
Average price per barrel of oil	$106.34	$56.35
Average price per mcf of gas	$10.83	$6.87
Partnership distributions	$430,270	$70,800
Limited partner distributions	$387,195	$63,538
Per unit distribution to limited partners	$64.72	$10.62
Number of limited partner units	5,983	5,983

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $416,336, of which price variances accounted for a $460,534 increase and production variances accounted for a $44,198 decrease.

Production in 2008 (on a BOE basis) was 8% lower than 2007.  Our oil production decreased 6% in 2008.  Gas production was 35% lower in 2008 than 2007 was due primarily to production declines on three properties.

In 2008, our realized oil price was 89% higher than 2007, while our realized gas price was 58% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $38.46 per BOE in 2007 to $31.66 per BOE in 2008.  The decrease in oil and gas production costs in 2008 was due primarily to decrease in lease operating costs in one field offset by an increase in production taxes resulting from higher commodity prices.

Expenses
Depletion on a BOE basis decreased 53% in 2008.  Comparing 2008 to 2007, depletion expense decreased $11,658, of which rate variances accounted for a $9,928 decrease and production variances accounted for a $1,730 decrease.

Accretion expense decreased 5% in 2008 as compared to 2007.

General and administrative (“G&A”) expenses were 46% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2008 were $430,270, of which $387,195 was distributed to the limited partners and $43,075 to the general partners.  Cumulative cash distributions of $5,136,244 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $4,639,643 or $775.47 per limited partner unit has been distributed to the limited partners, representing 155% of contributed capital.

The Partnership reported a deficit in partners’ equity of $329,103 at June 30, 2008.  This deficit originated primarily in connection with the recording of asset retirement obligations in accordance with SFAS 143.  Many of the Partnership’s wells are nonproductive and must be plugged in compliance with applicable regulations.  Since the Partnership’s ownership in the wells is structured as a net profits interest, the Partnership is not liable for asset retirement costs except to the extent of its future cash flow.  As costs are incurred to plug and abandon Partnership wells, cash flow from operations will be reduced or eliminated.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties Institutional Income Fund
X-C, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008