Form 10-Q
period 2008-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2008-11-14
CIK 887426

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-C, L.P.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$61,463	$42,900
Receivable from Managing General Partner	176,281	95,269
New Mexico income tax deposits	5,676	2,903
Total current assets	243,420	141,072

Oil and gas properties - using the full-cost
method of accounting	2,485,381	2,668,028
Less accumulated depreciation,
depletion and amortization	2,303,499	2,291,913
Net oil and gas properties	181,882	376,115

	$425,302	$517,187

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$890,140	$1,016,810

Partners' (deficit):
General partners	(81,577)	(86,166)
Limited partners	(383,261)	(413,457)
Total partners' (deficit)	(464,838)	(499,623)

	$425,302	$517,187

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$269,872	$40,065	$956,553	$212,064
Interest	202	267	628	744
	270,074	40,332	957,181	212,808

Expenses

Depreciation, depletion and amortization	2,608	7,303	11,586	27,939
Accretion expense	19,856	22,137	61,742	66,383
General and administrative	13,345	14,696	48,798	39,044
	35,809	44,136	122,126	133,366

Net income (loss)	$234,265	$(3,804)	$835,055	$79,442

Net income (loss) allocated to:

Managing General Partner	$21,318	$315	$76,198	$9,664

General Partner	$2,369	$35	$8,466	$1,074

Limited Partners	$210,578	$(4,154)	$750,391	$68,704

Per limited partner unit	$35.20	$(.69)	$125.42	$11.48

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net profits interests	$867,003	$144,076
Cash paid to suppliers	(48,798)	(39,044)
Interest received	628	744
Net cash provided by operating activities	818,833	105,776

Cash flows used in financing activities:

Distributions to partners	(800,270)	(100,800)

Net increase in cash and cash equivalents	18,563	4,976

Beginning of period	42,900	29,985

End of period	$61,463	$34,961

Reconciliation of net income to net
cash provided by operating activities:

Net income	$835,055	$79,442

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	11,586	27,939
Accretion of asset retirement obligation	61,742	66,383
Settlement of asset retirement obligations
for plugged and abandoned wells	(5,765)	(61,806)
Increase in receivables	(83,785)	(6,182)
Net cash provided by operating activities	$818,833	$105,776

Noncash investing and financing activities:

Decrease in oil and gas properties – SFAS No. 143	$(182,647)	$-

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

2.              Summary of Significant Accounting Policies
The interim financial information as of September 30, 2008, and for the three and nine months ended September 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$1,016,810	$991,790
Accretion expense	61,742	66,383
Revisions of estimates	(182,647)	-
Settlement of obligations for plugged and abandoned wells	(5,765)	(61,806)
End of period	$890,140	$996,367

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
The Partnership uses the full cost method of accounting for its oil and gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized.  Depletion is provided using the unit-of production method based upon estimates of proved oil and gas reserves.  The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.  All of the Partnership’s oil and gas properties are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2008, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2008	2007
Oil production in barrels	4,353	3,980
Gas production in mcf	2,093	1,155
Total (BOE)	4,702	4,173
Average price per barrel of oil	$116.12	$69.90
Average price per mcf of gas	$10.51	$6.38
Partnership distributions	$370,000	$30,000
Limited partner distributions	$333,000	$27,000
Per unit distribution to limited partners	$55.66	$4.51
Number of limited partner units	5,983	5,983

Operating Results
The following discussion compares our results for the quarters ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $241,889, of which price variances accounted for a $209,832 increase and production variances accounted for a $32,057 increase.

Production in 2008 (on a BOE basis) was 13% higher than 2007.  Our oil production increased 9% in 2008 due primarily to improved productions on a well.  Our gas production was 81% higher in 2008 than 2007 due primarily to higher volumes on two wells.

In 2008, our realized oil price was 66% higher than 2007, while our realized gas price was 65% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis decreased from $58.84 per BOE in 2007 to $54.78 per BOE in 2008.

Depletion on a BOE basis decreased 68% in 2008.  Comparing 2008 to 2007, depletion expense decreased $4,695, of which rate variances accounted for a $5,621 decrease and production variances accounted for a $926 increase.

Accretion expense decreased 10% in 2008 due primarily to changes in estimates of asset retirement obligations.

General and administrative (“G&A”) expenses were 9% lower than 2008 as compared to 2007.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2008	2007
Oil production in barrels	13,281	13,454
Gas production in mcf	5,686	6,704
Total (BOE)	14,229	14,571
Average price per barrel of oil	$109.54	$60.36
Average price per mcf of gas	$10.71	$6.78
Partnership distributions	$800,270	$100,800
Limited partner distributions	$720,195	$90,538
Per unit distribution to limited partners	$120.37	$15.13
Number of limited partner units	5,983	5,983

Operating Results
The following discussion compares our results for the nine months ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $658,225, of which price variances accounted for a $675,572 increase and production variances accounted for a $17,347 decrease.

Production in 2008 (on a BOE basis) was 2% lower than 2007.  Our oil production decreased 1% in 2008 than 2007.  Our gas production was 15% lower in 2008 than 2007 due primarily to a production decline on one property.

In 2008, our realized oil price was 81% higher than 2007, while our realized gas price was 58% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis decreased from $44.30 per BOE in 2007 to $39.30 per BOE in 2008.  The decrease in oil and gas production costs in 2008 was due primarily to lower subsurface repairs on a property and environmental expenses incurred in 2007 on a salt water disposal well.

Depletion on a BOE basis decreased 58% in 2008.  Comparing 2008 to 2007, depletion expense decreased $16,353, of which rate variances accounted for a $15,696 decrease and production variances accounted for a $657 decrease.

Accretion expense decreased 7% in 2008 as compared to 2007.

General and administrative (“G&A”) expenses were 25% higher than 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2008 were $800,270, of which $720,195 was distributed to the limited partners and $80,075 to the general partners.  Cumulative cash distributions of $5,506,245 have been made to the general and limited partners as of September 30, 2008.  As of September 30, 2008, $4,972,643 or $831.13 per limited partner unit has been distributed to the limited partners, representing 166% of contributed capital.

The Partnership reported a deficit in partners’ equity of $464,838 at September 30, 2008.  This deficit originated primarily in connection with the recording of asset retirement obligations in accordance with SFAS 143.  Many of the Partnership’s wells are nonproductive and must be plugged in compliance with applicable regulations.  Since the Partnership’s ownership in the wells is structured as a net profits interest, the Partnership is not liable for asset retirement costs except to the extent of its future cash flow.  As costs are incurred to plug and abandon Partnership wells, cash flow from operations will be reduced or eliminated.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties Institutional Income Fund
X-C, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2008