Form 10-K
period 2008-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2009-03-27
CIK 887426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008
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

Principal Products and Markets
The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in New Mexico and Texas.  All activities of the Partnership are confined to the continental United States.  During 2008, 96% of the Partnership’s revenues were derived from the sale of oil production and 4% were derived from gas production.  All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.  The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2009.  The Partnership does not believe that it will be required to incur any material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership’s operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have a material adverse impact on the Partnership’s operations.

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
In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics. The implied life of the Partnership’s proved reserves at December 31, 2008 is approximately 2.8 years, based on 2008 production levels.

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

Item 1B.                      Unresolved Staff Comments

Not applicable.

Item 2.                     Properties

As of December 31, 2008 the Partnership possessed an interest in oil and gas properties located in; Eddy and Lea Counties of New Mexico; and Comanche, Glasscock, Howard, Lynn, Martin, Midland, Mitchell, Scurry, and Winkler Counties of Texas.  These properties consist of various interests in 194 wells and units.

Reserves
The following table sets forth certain information as of December 31, 2008 with respect to the Partnership’s estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

	Proved Developed		Proved	Total
	Producing	Nonproducing	Undeveloped	Proved
Oil (Bbls)	45,000	-	-	45,000
Gas (Mcf)	48,000	-	-	48,000
Total (BOE)	53,000	-	-	53,000

Standardized measure of discounted
future net cash flows				$61,000

The following table sets forth certain information as of December 31, 2008 regarding the Partnership’s proved oil and gas reserves for certain significant fields.

	Proved Reserves
			Total Oil	Percent of
	Oil	Gas	Equivalent	Total Oil
	(Bbls)	(Mcf)	(BOE)	Equivalent
Sharon Ridge	25,000	-	25,000	47.2%
Ackerly	14,000	25,000	18,000	33.9%
Other	6,000	23,000	10,000	18.9%
Total	45,000	48,000	53,000	100.0%

The estimates of proved reserves at December 31, 2008 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership’s proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices.  The average prices utilized for the purposes of estimating the Partnership’s proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2008 were $42.46 per Bbl of oil and natural gas liquids and $7.03 per Mcf of gas, as compared to $90.42 per Bbl of oil and $6.69 per Mcf of gas as of December 31, 2007.

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

Item 4.                     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2008 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2008, there were 307 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis.  "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."  During 2008, total distributions were made totaling $990,270, with $891,195 ($148.95 per unit) distributed to the limited partners and $99,075 to the general partners.

Issuer Purchases of Equity Securities
The partnership agreement provides that a limited partner must notify the Managing General Partner in writing if any representation, warranty or covenant of the limited partner made in connection with an investment in the Partnership becomes untrue, or if the limited partner becomes unqualified to hold interests in federal or other oil and gas leases.  In this event, the Managing General Partner has the right, but not the obligation, to purchase the limited partners’ units in the Partnership at a value determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves.  The present value of future net revenues is to be determined by applying a discount rate not in excess of the prime rate charged by JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.  No purchases of limited partnership units were acquired by the Managing General Partner under these provisions during the year ended December 31, 2008.

From time to time, a limited partner may desire to sell his or her limited partnership units to the Managing General Partner for reasons other than those described in the preceding paragraph.  In these cases, the Managing General Partner may, but is under no obligation to, offer to repurchase the units on terms and conditions established by the Managing General Partner, in its sole and absolute discretion, and acceptable to the limited partner.  The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner at the request of limited partners during the year ended December 31, 2008.

	Total Number
	of Units	Average Price
Period	Purchased	Paid Per Unit
January 2008	-	$-
February 2008	-	-
March 2008	17.0	48.83
April 2008	-	-
May 2008	-	-
June 2008	204.0	114.56
July 2008	-	-
August 2008	-	-
September 2008	25.0	184.05
October 2008	-	-
November 2008	-	-
December 2008	2.7	311.77
TOTALS	248.7	$119.22

Item 6.                      Selected Financial Data

The following selected financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 should be read in conjunction with the financial statements included in Item 8:

	Years ended December 31,
	2008	2007	2006	2005	2004
Revenues	$974,158	$332,441	$569,277	$522,250	$365,928

Income from continuing operations	812,783	149,316	452,299	421,977	245,604

Results from discontinued operations	-	-	-	-	(4,458)

Net income	812,783	149,316	452,299	421,977	241,146

Partners' share of net income:

General partners	83,290	18,567	46,454	42,669	25,162

Limited partners	729,493	130,749	405,845	379,309	215,984

Limited partners' income per
unit before discontinued operations	121.93	21.85	67.83	63.40	36.77

Discontinued operations per
limited partner unit	-	-	-	-	(.67)

Limited partners' net income
per units	121.93	21.85	67.83	63.40	36.10

Limited partners' cash distribution per unit	148.95	19.65	64.06	69.95	35.48

Total assets	$221,558	$517,187	$473,651	$161,057	$297,663

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

	Year Ended December 31,
	2008	2007	2006
Oil production in barrels	17,304	18,007	19,245
Gas production in mcf	8,150	8,615	11,595
Total (BOE)	18,662	19,443	21,178
Average price per barrel of oil	$96.56	$66.00	$60.25
Average price per mcf of gas	$8.78	$7.41	$6.36
Partnership distributions	$990,270	$130,800	$426,114
Limited partner distributions	$891,195	$117,538	$383,268
Per unit distribution to limited partners	$148.95	$19.65	$64.06
Number of limited partner units	5,983	5,983	5,983

Operating Results
The following discussion compares our results for the year ended December 31, 2008 to the two previous years.  All references to 2008, 2007 and 2006 within this section refer to the respective annual periods.

Revenues
Oil and gas prices remained high compared to the previous two years.  Comparing 2008 to 2007, oil and gas sales increased $490,007, of which price variances accounted for a $539,855 increase and production variances accounted for a $49,848 decrease.  Comparing 2007 to 2006, oil and gas sales increased $19,055, of which price variances accounted for a $112,605 increase and production variances accounted for a $93,550 decrease.

Production in 2008 (on a BOE basis) was 4% lower than 2007 and 12% lower than 2006.  Our oil production was 4% lower in 2008 than 2007. Our gas production was 5% lower in 2008 than 2007.

In 2008, our realized oil price was 46% higher than 2007 and 60% higher than 2006, while our realized gas price was 18% higher than 2007 and 38% higher than 2006.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $47.36 per BOE in 2007 and increased from $38.26 per BOE in 2006 to $41.21 per BOE in 2008.  The higher oil and gas production costs in 2007 were due primarily to higher surface and subsurface repairs on two properties.

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

Expenses
Depletion on a BOE basis decreased 42% from 2007 and increased 87% from 2006.  Comparing 2008 to 2007, depletion expense decreased $16,230, of which rate variances accounted for a $14,771 decrease and production variances accounted for a $1,459 decrease.  Comparing 2007 to 2006, depletion expense increased $24,110, of which rate variances accounted for a $25,113 increase and production variances accounted for a $1,003 decrease.  Depletion rates are a function of net capitalized costs and estimated reserve quantities.

Accretion expense decreased 8% due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 3% higher than 2007 and 5% higher than 2006.

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

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2008 were $990,270, of which $891,195 was distributed to the limited partners and $99,075 to the general partners.  Cumulative cash distributions of $5,696,245 have been made to the general and limited partners as of December 31, 2008.  As of December 31, 2008, $5,143,643 or $859.71 per limited partner unit has been distributed to the limited partners, representing 172% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  Cash flow provided by operating activities for 2008 was 581% higher than 2007.  A 39% increase in oil and gas sales was combined with lower production costs.  Our only use in financing activities is the distribution to partners which was 657% higher than 2007.

As of December 31, 2008, the Partnership had approximately $48,200 in working capital.  The Managing General Partner knows of no unusual contractual commitments.  Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any.  Without continued development, the producing reserves continue to deplete.  Accordingly, as the Partnership’s properties have matured and depleted, the net cash flows from operations for the Partnership have steadily declined, except in periods of substantially increased commodity pricing.  Maintenance of properties and administrative expenses for the Partnership are increasing relative to production.  As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The Partnership reported a deficit in partners’ equity of $677,110 at December 31, 2008.  This deficit originated primarily in connection with the recording of asset retirement obligations in accordance with SFAS 143.  Many of the Partnership’s wells are nonproductive and must be plugged in compliance with applicable regulations.  Since the Partnership’s ownership in the wells is structured as a net profits interest, the Partnership is not liable for asset retirement costs except to the extent of its future cash flow.  As costs are incurred to plug and abandon Partnership wells, cash flow from operations will be reduced or eliminated.

Recent Accounting Pronouncements
There are no recent accounting pronouncements that affect the Partnership.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.                      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Partners
Southwest Royalties Institutional Income Fund X-C, L.P.
(A Delaware Limited Partnership)

We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund X-C, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund X-C, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas
March 27, 2009

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)
Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$31,523	$42,900
Receivable from Managing General Partner	12,661	95,269
New Mexico income tax deposits	4,027	2,903
Total current assets	48,211	141,072

Oil and gas properties - using the full-cost
method of accounting	2,485,381	2,668,028
Less accumulated depreciation,
depletion and amortization	2,312,034	2,291,913

Net oil and gas properties	173,347	376,115

	$221,558	$517,187

Liabilities and Partners' Deficit

Asset retirement obligation	$898,668	$1,016,810

Partners' deficit:
General partners	(101,951)	(86,166)
Limited partners	(575,159)	(413,457)

Total partners' deficit	(677,110)	(499,623)

	$221,558	$517,187

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)
Statements of Operations

	Years ended December 31,
	2008	2007	2006
Revenues

Income from net profits interests	$973,416	$331,529	$423,058
Interest income	742	912	1,319
Gain on sale	-	-	144,900
	974,158	332,441	569,277

Expenses

Depreciation, depletion and amortization	20,121	36,351	12,241
Accretion expense	81,802	88,998	48,368
General and administrative	59,452	57,776	56,369
	161,375	183,125	116,978

Net income	$812,783	$149,316	$452,299

Net income allocated to:

Managing General Partner	$74,961	$16,710	$41,809

General partner	$8,329	$1,857	$4,645

Limited partners	$729,493	$130,749	$405,845

Per limited partner unit	$121.93	$21.85	$67.83

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)
Statements of Changes in Partners' Deficit
Years ended December 31, 2008, 2007 and 2006

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2005	$(95,079)	$(449,245)	$(544,324)

Net income	46,454	405,845	452,299

Distributions	(42,846)	(383,268)	(426,114)

Balance at December 31, 2006	(91,471)	(426,668)	(518,139)

Net income	18,567	130,749	149,316

Distributions	(13,262)	(117,538)	(130,800)

Balance at December 31, 2007	(86,166)	(413,457)	(499,623)

Net income	83,290	729,493	812,783

Distributions	(99,075)	(891,195)	(990,270)

Balance at December 31, 2008	$(101,951)	$(575,159)	$(677,110)

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)
Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:

Cash received from net profits interests	$1,037,603	$200,579	$459,180
Cash paid for administrative fees and general
and administrative overhead	(59,452)	(57,776)	(56,369)
Interest received	742	912	1,319

Net cash provided by operating activities	978,893	143,715	404,130

Cash flows used in financing activities:

Distributions to partners	(990,270)	(130,800)	(426,114)

Net (decrease) increase in cash and equivalents	(11,377)	12,915	(21,984)

Beginning of year	42,900	29,985	51,969

End of year	$31,523	$42,900	$29,985

Reconciliation of net income to net
cash provided by operating activities:

Net income	$812,783	$149,316	$452,299

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	20,121	36,351	12,241
Accretion expense	81,802	88,998	48,368
Settlement of asset retirement obligations -
gain on farm-out	-	-	(144,900)
Settlement of asset retirement obligations
for plugged and abandoned wells	(17,297)	(63,978)	(17,500)
Decrease (increase) in receivables and deposits	81,484	(66,972)	53,622

Net cash provided by operating activities	$978,893	$143,715	$404,130

Noncash investing and financing activities:
(Decrease) increase in oil and gas properties –
SFAS No. 143	$(182,647)	$-	$400,441

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of December 31, 2008, 2007 and 2006 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

2.	Summary of Significant Accounting Policies - continued

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of December 31, 2008, there were no timing differences which resulted in a deficit net profit interest.

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

Gas Balancing
The Partnership utilizes the sales method of accounting for gas-balancing arrangements.  Under this method, the Partnership recognizes sales revenue on all gas sold.  As of December 31, 2008 and 2007, there were no significant amounts of imbalance in terms of units or value.

Income Taxes
No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" the Partnership's tax basis in its net oil and gas properties at December 31, 2008 and 2007 is $146,814 and $83,841 respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

2.	Summary of Significant Accounting Policies - continued

Number of Limited Partner Units
As of December 31, 2008, 2007 and 2006 there were 5,983 limited partner units outstanding held by a 307, 315 and 320 partners, respectively.

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

Net Income per limited partnership unit
The net income per limited partnership unit is calculated by using the number of outstanding limited partnership units.

Recent Accounting Pronouncements
There are no recent accounting pronouncements that affect the Partnership.

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

Changes in abandonment obligations for 2008 and 2007 are as follows:

	2008	2007
Beginning of year	$1,016,810	$991,790
Reduction of obligations due to wells plugged and abandoned	(17,297)	(63,978)
Accretion expense	81,802	88,998
Revisions of previous estimates	(182,647)	-
End of year	$898,668	$1,016,810

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

4.	Commitments and Contingent Liabilities
The partnership agreement provides that a limited partner must notify the Managing General Partner in writing if any representation, warranty or covenant of the limited partner made in connection with an investment in the Partnership becomes untrue, or if the limited partner becomes unqualified to hold interests in federal or other oil and gas leases.  In this event, the Managing General Partner has the right, but not the obligation, to purchase the limited partners’ units in the Partnership at a value determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves.  The present value of future net revenues is to be determined by applying a discount rate not in excess of the prime rate charged by JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

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

As of December 31, 2008, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon the Partnership’s condition and operations.  However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance.  The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

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
A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner.  As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts payable to Southwest Royalties, Inc. as operator approximating $139,900, $134,200 and $128,600 for the years ended December 31, 2008, 2007 and 2006, respectively. The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest.    In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

Southwest Royalties, Inc., the Managing General Partner, was paid $36,000 during each of 2008, 2007 and 2006, for reimbursement of indirect general and administrative overhead expenses.  The administrative fees are included in general and administrative expense on the statement of operations.

Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $12,700 and $95,300 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2008 and 2007, respectively.

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

The Partnership's interest in proved oil and gas reserves is as follows:

	Oil (bbls)	Gas (mcf)
Total Proved -

January 1, 2006	270,000	71,000

Revision of previous estimates	(97,000)	(2,000)
Production	(19,000)	(12,000)

December 31, 2006	154,000	57,000

Revision of previous estimates	31,000	10,000
Production	(18,000)	(9,000)

December 31, 2007	167,000	58,000

Revision of previous estimates	(105,000)	(2,000)
Production	(17,000)	(8,000)
December 31, 2008	45,000	48,000

Proved developed reserves -
December 31, 2006	154,000	57,000
December 31, 2007	167,000	58,000
December 31, 2008	45,000	48,000

Net revisions of 105,000 BOE in 2008 consisted of approximately 89,000 BOE of downward revisions attributable to the effects of lower product prices on the estimated quantities of proved reserves, and downward revisions of approximately 16,000 BOE attributable to well performance primarily from properties in Sharon Ridge field of West Texas.  Net revisions of 33,000 BOE in 2007 consisted of approximately 17,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, and upward revisions of approximately 16,000 BOE attributable to well performance primarily from properties in Sharon Ridge field of West Texas.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs.  The standardized measure as of December 31, 2008, 2007 and 2006 reflects an average oil price of $42.46, $90.42 and $57.57 per barrel, respectively.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage.  The standardized measure as of December 31, 2008, 2007 and 2006 reflects an average natural gas price of $7.03, $6.69 and $3.45 per Mcf, respectively.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2008, 2007 and 2006 is presented below:

	2008	2007	2006
Future cash inflows	$2,269,000	$15,506,000	$9,062,000
Production, development and abandonment costs	2,986,000	11,237,000	7,711,000
Future net cash flows (negative)	(717,000)	4,269,000	1,351,000
10% annual discount for
estimated timing of cash flows (negative)	(778,000)	1,425,000	141,000
Standardized measure of
discounted future net cash flows	$61,000	$2,844,000	$1,210,000

Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Sales of oil and gas produced, net of production costs	$(973,000)	$(332,000)	$(423,000)
Changes in prices and production costs	309,000	1,655,000	(2,181,000)
Changes of production rates (timing) and others	(2,282,000)	(336,000)	1,136,000
Revisions of previous quantities estimates	(121,000)	526,000	(720,000)
Accretion of discount	284,000	121,000	309,000
Discounted future net cash flows -
Beginning of year	2,844,000	1,210,000	3,089,000
End of year	$61,000	$2,844,000	$1,210,000

Southwest Royalties Institutional Income Fund X-C, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

6.	Oil and Gas Reserves Information (unaudited) - continued
The standardized measure of future net cash flow was negatively impacted at December 31, 2008 due to the effect lower oil and natural gas prices had on estimated oil and gas reserves.  Based on year-end pricing, some of the oil and gas properties within the Partnership became uneconomical resulting in zero reserves or future net cash flow.  The Partnership is still required to carry the associated future abandonment obligations of these wells under applicable accounting standards which negatively impacted future net cash flow at December 31, 2008 and resulted in a cash flow add-back based on the estimated timing of those future abandonment obligations using a discount factor of 10%.

7.	Selected Quarterly Financial Results – (unaudited)

	Quarter
	First	Second	Third	Fourth
2008:
Total revenues	$281,791	$405,316	$270,074	$16,977
Total expenses	42,436	43,881	35,809	39,249
Net income (loss)	$239,355	$361,435	$234,265	$(22,272)

Net income (loss) per
limited partners unit	$35.90	$54.33	$35.20	$(3.50)

	Quarter
	First	Second	Third	Fourth
2007:
Total revenues	$53,130	$119,345	$40,332	$119,634
Total expenses	38,100	51,130	44,136	49,759
Net income (loss)	$15,030	$68,215	$(3,804)	$69,875

Net income (loss) per
limited partners unit	$2.12	$10.06	$(.69)	$10.36

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

CLAYTON W. WILLIAMS, age 77, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 57, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 54, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 53, is Vice President – of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 72, is Vice President – Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004.  Mr. Lyon also serves as Vice President – Gas Gathering and Marketing of CWEI.

T. MARK TISDALE, age 52, is Vice President and Secretary of the Managing General Partner, having served in this capacity since May 2004.  Mr. Tisdale also serves as Vice President and General Counsel of CWEI.

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

Item 11.                   Executive Compensation

The Partnership does not employ any directors, executive officers or employees.  The Managing General Partner receives an administrative fee for the management of the Partnership.  The Managing General Partner received $36,000 during each of 2008, 2007 and 2006 as an administrative fee.  The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest.  The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through repurchase offers to the limited partners, the Managing General Partner owns 686.3 limited partner units, a 10.3% limited partner interest.  The Managing General Partner's total percentage interest ownership in the Partnership is 20.3%.

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

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

In 2008, the Managing General Partner received $36,000 as an administrative fee.  This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest.  Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $139,900 for administrative overhead attributable to operating such properties during 2008.

The terms of the above transactions are similar to ones, which would have been obtained through arm’s length negotiations with unaffiliated third parties.

Item 14.                   Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by KPMG during those periods.

For the Year Ended December 31,	2008	2007
Audit Fees	$18,030	$16,932
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$18,030	$16,932

The Audit Committee of CWEI reviewed and approved, in advance, all audit and non-audit services provided by KPMG LLP.

Part IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:

		Included in Part II of this report

		Report of Independent Registered Public Accounting Firm
		Balance Sheets
		Statements of Operations
		Statements of Changes in Partners' Deficit
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

Southwest Royalties Institutional Income Fund
X-C, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	March 27, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Clayton W Williams	/s/ L. Paul Latham
Clayton W. Williams, Chairman of the Board	L. Paul Latham, President and a Director
and a Director

Date: March 27, 2009	Date: March 27, 2009

/s/ Mel G. Riggs
Mel G. Riggs, Vice President – Finance,
Treasurer and a Director

Date: March 27, 2009