Form 10-Q
period 2010-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2010-11-12
CIK 887426

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-C, L.P.
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$129,666	$58,405
Receivable from Managing General Partner	44,000	51,892
New Mexico income tax deposits	2,620	1,450
Total current assets	176,286	111,747

Oil and gas properties - using the full-cost
method of accounting	2,766,468	2,765,931
Less accumulated depreciation,
depletion and amortization	2,390,335	2,356,812

Net oil and gas properties	376,133	409,119

	$552,419	$520,866

Liabilities and Partners' Deficit

Asset retirement obligation	$1,325,656	$1,246,630

Partners' deficit:
General partners	(104,097)	(102,659)
Limited partners	(669,140)	(623,105)

Total partners' deficit	(773,237)	(725,764)

	$552,419	$520,866

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues

Income from net profits interests	$67,363	$126,850	$288,647	$115,455
Interest	51	3	130	18
	67,414	126,853	288,777	115,473

Expenses

Depreciation, depletion and amortization	10,209	12,567	33,523	28,565
Accretion expense	26,735	24,729	78,489	65,434
General and administrative	14,341	17,086	49,087	50,952
	51,285	54,382	161,099	144,951

Net income (loss)	$16,129	$72,471	$127,678	$(29,478)

Net income (loss) allocated to:

Managing General Partner	$2,371	$7,654	$14,508	$(82)

General Partner	$263	$850	$1,612	$(9)

Limited Partners	$13,495	$63,967	$111,558	$(29,387)

Per limited partner unit	$2.26	$10.69	$18.65	$(4.91)

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:

Cash received from income from net profits interests	$295,369	$48,618
Cash paid to suppliers	(49,087)	(50,952)
Interest received	130	18
Net cash provided by operating activities	246,412	(2,316)

Cash flows used in financing activities:

Distributions to partners	(175,151)	(1,489)

Net increase (decrease) in cash and cash equivalents	71,261	(3,805)

Beginning of period	58,405	31,523

End of period	$129,666	$27,718

Reconciliation of net income (loss) to net
cash provided by operating activities:

Net income (loss)	$127,678	$(29,478)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:

Depreciation, depletion and amortization	33,523	28,565
Accretion of asset retirement obligation	78,489	65,434
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(15,040)
Decrease (increase) in receivables	6,722	(51,797)
Net cash provided by (used in) operating activities	$246,412	$(2,316)

Noncash investing and financing activities:

Increase in oil and gas properties –
Asset retirement obligations	$537	$280,550

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

2.	Summary of Significant Accounting Policies
The interim financial information as of September 30, 2010, and for the three and nine months ended September 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Southwest Royalties Institutional Income Fund X-C, L.P.

Notes to Financial Statements

3.	Abandonment Obligations - continued

Changes in abandonment obligations for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$1,246,630	$898,668
Accretion expense	78,489	65,434
Revisions of estimates	537	280,550
Settlement of obligations for plugged and abandoned wells	-	(15,040)
End of period	$1,325,656	$1,229,612

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2010, there were no timing difference, which resulted in a deficit net profits interest.

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

	Three Months Ended
	September 30,
	2010	2009
Oil production in barrels	3,261	4,330
Gas production in mcf	2,356	1,696
Total (BOE)	3,654	4,613
Average price per barrel of oil	$72.53	$64.63
Average price per mcf of gas	$4.99	$5.01
Partnership distributions	$25,000	$-
Limited partner distributions	$22,500	$-
Per unit distribution to limited partners	$3.76	$-
Number of limited partner units	5,983	5,983

Operating Results
The following discussion compares our results for the quarters ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales decreased $40,074, of which price variances accounted for a $25,713 increase and production variances accounted for a $65,787 decrease.

Production in 2010 (on a BOE basis) was 21% lower than 2009.  Our oil production was 25% lower  in 2010 than 2009 due primarily to production declines on two properties.  Our gas production was 39% higher in 2010 than 2009 due primarily to an increase in production from one well.

In 2010, our realized oil price was 12% higher than 2009, while our realized gas price was less than 1% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $35.01 per BOE in 2009 to $49.52 per BOE in 2010.  The increase in oil and gas production cost in 2010 was due primarily to subsurface repairs on two properties.

Expenses
Depletion on a BOE basis increased 3% in 2010.  Comparing 2010 to 2009, depletion expense decreased $2,358, of which rate variances accounted for a $255 increase and production variances accounted for a $2,613 decrease.

Accretion expense increased 8% in 2010 as compared to 2009.

General and administrative (“G&A”) expenses were 16% lower in 2010 than 2009 due primarily to decreases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2010	2009
Oil production in barrels	11,001	11,850
Gas production in mcf	4,821	5,563
Total (BOE)	11,805	12,777
Average price per barrel of oil	$74.06	$51.76
Average price per mcf of gas	$5.68	$4.40
Partnership distributions	$175,151	$1,489
Limited partner distributions	$157,593	$1,020
Per unit distribution to limited partners	$26.34	$.17
Number of limited partner units	5,983	5,983

Operating Results
The following discussion compares our results for the nine months ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective nine-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $204,248, of which price variances accounted for a $251,463 increase and production variances accounted for a $47,215 decrease.

Production in 2010 (on a BOE basis) was 8% lower than 2009.  Our oil production was 7% lower in 2010 than 2009.  Our gas production was 13% lower in 2010 than 2009 due primarily to the production decline on one property.

In 2010, our realized oil price was 43% higher than 2009, while our realized gas price was 29% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $40.89 per BOE in 2009 to $46.89 per BOE in 2010.  The increase in oil and gas production cost in 2010 was due primarily to subsurface repairs on two wells and a workover on one well.

Expenses
Depletion on a BOE basis increased 27% in 2010.  Comparing 2010 to 2009, depletion expense increased $4,958, of which rate variances accounted for a $7,133 increase and production variances accounted for a $2,175 decrease.

Accretion expense increased 20% in 2010 than 2009 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 4% lower in 2010 as compared to 2009.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2010 were $175,151, of which $157,593 was distributed to the limited partners and $17,558 to the general partners.  Cumulative cash distributions of $5,887,885 have been made to the general and limited partners as of September 30, 2010.  As of September 30, 2010, $5,315,756 or $888.48 per limited partner unit has been distributed to the limited partners, representing 178% of contributed capital.

The Partnership reported a deficit in partners’ equity of $773,237 at September 30, 2010.  This deficit originated primarily in connection with the recording of asset retirement obligations in accordance with SFAS 143.  Many of the Partnership’s wells are nonproductive and must be plugged in compliance with applicable regulations.  Since the Partnership’s ownership in the wells is structured as a net profits interest, the Partnership is not liable for asset retirement costs except to the extent of its future cash flow.  As costs are incurred to plug and abandon Partnership wells, cash flow from operations will be reduced or eliminated.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
X-C, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2010