Form 10-K
period 2010-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-C LP
filed 2011-03-31
CIK 887426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010
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

Part I

Item 1.                      Business

General
Southwest Royalties Institutional Income Fund X-C, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on September 20, 1991.  The offering of limited partnership interests in the Partnership began October 1, 1991, reached minimum capital requirements on January 28, 1992, and concluded April 30, 1992.  The Partnership has no subsidiaries.  The Managing General Partner of the Partnership is Southwest Royalties, Inc. (the “Managing General Partner”), a Delaware corporation.

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

Principal Products and Markets
The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in New Mexico and Texas. All activities of the Partnership are confined to the continental United States.  During 2010, 97% of the Partnership’s revenues were derived from the sale of oil production and 3% were derived from gas production.  All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.  The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas the Partnership produces, as well as the revenues the Partnership receives for sales of such production.  The price and terms of access to pipeline transportation are subject to extensive federal and state regulation.  The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation.  These initiatives also may affect the intrastate transportation of natural gas under certain circumstances.  The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. The Partnership does not believe that it will be affected by any such FERC action in a manner materially differently than other natural gas producers in the partnerships areas of operation.

The price the Partnership receives from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market.  Interstate transportation rates for oil, natural gas liquids and other products are regulated by the FERC.  The FERC has established an indexing system for such transportation, which allows such pipelines to take an annual inflation-based rate increase.  The Partnership is not able to predict with any certainty what effect, if any, these regulations will have on the Partnership, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

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

The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2011.  The Partnership does not believe that it will be required to incur any material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership’s operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have a material adverse impact on the Partnership’s operations.

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

Global Warming and Climate Change.  In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require the Partnership to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas the Partnership produced.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on the partnership’s business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the partnership’s financial condition and results of operations.

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

The Partnership may not be able to replace production with new reserves.
In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics. Historically, the Partnership’s oil and gas properties have had steep rates of decline and short estimated productive lives. The implied life of the Partnership’s proved reserves at December 31, 2010 is approximately 7.1 years, based on 2010 production levels.  The Partnership is not allowed to engage in exploratory or development drilling of oil and gas wells.

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

The Partnership’s proved reserves are estimates and depend on many assumptions. Any material inaccuracies in these assumptions could cause the quantity and value of the partnership’s oil and gas reserves, and the Partnership’s revenue, profitability, and cash flow, to be materially different from the Partnership’s estimates.
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
The Partnership’s operations are subject to the usual hazards incident to the production of oil and gas, such as windstorms, lightning strikes, blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, severe weather and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations which could result in substantial loss. The Partnership maintains insurance against some, but not all, of the risks described above.  Such insurance may not be adequate to cover losses or liabilities.  Also, the Partnership cannot be assured of the continued availability of insurance at premium levels that justify its purchase.

The Partnership’s business depends on oil and natural gas transportation facilities, most of which are owned by others.
The marketability of the Partnership’s oil and natural gas production depends in large part on the availability, proximity and capacity of pipeline systems owned by third parties. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells.  Although the Partnership has some contractual control over the transportation of the Partnership’s product, material changes in these business relationships could materially affect the Partnership’s operations. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines, maintenance and repair and general economic conditions could adversely affect the Partnership’s ability to produce, gather and transport oil and natural gas.

A terrorist attack or armed conflict could harm the Partnership’s business by decreasing the Partnership’s revenues and increasing the Partnership’s costs.
Terrorist activities, anti-terrorist efforts and other armed conflict involving the United States may adversely affect the United States and global economies and could prevent the Partnership from meeting the Partnership’s financial and other obligations. If any of these events occur or escalate, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for the Partnership’s services and causing a reduction in the Partnership’s revenue. Oil and natural gas related facilities could be direct targets of terrorist attacks, and the Partnership’s operations could be adversely impacted if significant infrastructure or facilities used for the production, transportation, processing or marketing of oil and natural gas production are destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

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

Under the EP Act 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While the Partnership’s natural gas operations have not been regulated by FERC under the NGA, FERC has adopted regulations that may subject certain of the Partnership otherwise non-FERC jurisdictional entities to FERC annual reporting and daily scheduled flow and capacity posting requirements, as described more fully in Item 1 above. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject the Partnership to civil penalty liability.

The Partnership’s oil and gas production and related activities are subject to extensive environmental regulations, and to laws that can give rise to substantial liabilities from environmental contamination.
The Partnership’s operations are subject to extensive federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances.  Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination such as claims for personal injury or property damage, may arise at many locations, including properties in which the Partnership has an ownership interest but no operational control, properties the Partnership formerly owned or operated and sites where the Partnership’s wastes have been treated or disposed of, as well as at properties that the Partnership currently own or operate.  Such liabilities may arise even where the contamination does not result from any noncompliance with applicable environmental laws.  Under a number of environmental laws, such liabilities may also be joint and several, meaning that the Partnership could be held responsible for more than the Partnership’s share of the liability involved, or even the entire share.  Environmental requirements generally have become more stringent in recent years, and compliance with those requirements more expensive.

The Partnership has incurred expenses in connection with environmental compliance, and the Partnership anticipates that the Partnership will continue to do so in the future.  Failure to comply with extensive applicable environmental laws and regulations could result in significant civil or criminal penalties and remediation costs.  Some of the Partnership’s properties, including properties in which the Partnership has an ownership interest but no operating control, may be affected by environmental contamination that may require investigation or remediation.  In addition, claims are sometimes made or threatened against companies engaged in oil and gas production by owners of surface estates, adjoining properties or others alleging damage resulting from environmental contamination and other incidents of operation, and such claims have been asserted against the Partnership.  Compliance with, and liabilities for remediation under, these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect the Partnership’s business, financial condition and results of operations.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that the Partnership produces.
In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require the Partnership to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas the Partnership produced.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on the Partnership’s business, financial condition and results of operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the Partnership’s financial condition and results of operations.

Item 1B.                   Unresolved Staff Comments

Not applicable.

Item 2.                      Properties

As of December 31, 2010 the Partnership possessed an interest in oil and gas properties located in; Eddy and Lea Counties of New Mexico; and Comanche, Glasscock, Howard, Lynn, Martin, Midland, Mitchell, Scurry, and Winkler Counties of Texas.  These properties consist of various interests in 205 wells and units.

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

The following table sets forth certain information as of December 31, 2010 with respect to the Partnership’s estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

	Proved Developed		Proved	Total
	Producing	Nonproducing	Undeveloped	Proved
Oil (Bbls)	107,000	-	-	107,000
Gas (Mcf)	54,000	-	-	54,000
Total (BOE)	116,000	-	-	116,000

Standardized measure of discounted
future net cash flows				$1,017,000

The following table sets forth certain information as of December 31, 2010 regarding the Partnership’s proved oil and gas reserves for certain significant fields.

	Proved Reserves
			Total Oil	Percent of
	Oil	Gas	Equivalent	Total Oil
	(Bbls)	(Mcf)	(BOE)	Equivalent
Sharon Ridge	88,000	-	88,000	75.9%
Ackerly	16,000	52,000	25,000	21.5%
Other	3,000	2,000	3,000	2.6%
Total	107,000	54,000	116,000	100.0%

The estimates of proved reserves at December 31, 2010 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

The commodity prices used to estimate proved reserves and their related PV-10 Value at December 31, 2010 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 2010 through December 2010.  These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $74.91 per barrel of oil and $4.40 per Mcf of natural gas over the remaining life of our proved reserves.  Operating costs were not escalated.

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

Since January 1, 2010, we have not filed an estimate of our net proved oil and gas reserves with any federal authority or agency other than the SEC.

Item 3.                      Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.                      (Removed and Reserved)

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

Number of Limited Partner Interest Holders
As of December 31, 2010, there were 308 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis.  "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."  During 2010, total distributions were made totaling $175,151, with $157,593 ($26.34 per unit) distributed to the limited partners and $17,558 to the general partners.

Issuer Purchases of Equity Securities
The partnership agreement provides that a limited partner must notify the Managing General Partner in writing if any representation, warranty or covenant of the limited partner made in connection with an investment in the Partnership becomes untrue, or if the limited partner becomes unqualified to hold interests in federal or other oil and gas leases.  In this event, the Managing General Partner has the right, but not the obligation, to purchase the limited partners’ units in the Partnership at a value determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves.  The present value of future net revenues is to be determined by applying a discount rate not in excess of the prime rate charged by JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.  No purchases of limited partnership units were acquired by the Managing General Partner under these provisions during the year ended December 31, 2010.

From time to time, a limited partner may desire to sell his or her limited partnership units to the Managing General Partner for reasons other than those described in the preceding paragraph.  In these cases, the Managing General Partner may, but is under no obligation to, offer to repurchase the units on terms and conditions established by the Managing General Partner, in its sole and absolute discretion, and acceptable to the limited partner.  No limited partnership units were acquired by the Managing General Partner at the request of limited partners during the year ended December 31, 2010.

Item 6.                      Selected Financial Data

The following selected financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 should be read in conjunction with the financial statements included in Item 8:

	Years ended December 31,
	2010	2009	2008	2007	2006
Revenues	$395,608	$164,133	$974,158	$332,441	$569,277

Net income (loss)	185,561	(32,165)	812,783	149,316	452,299

Partners' share of net income (loss):

General partners	23,071	1,261	83,290	18,567	46,454

Limited partners	162,490	(33,426)	729,493	130,749	405,845

Limited partners' net income (loss)
per units	27.16	(5.59)	121.93	21.85	67.83

Limited partners' cash distribution per unit	26.34	2.43	148.95	19.65	64.06

Total assets	$611,751	$520,866	$221,558	$517,187	$473,651

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

	Year Ended December 31,
	2010	2009	2008
Oil production in barrels	15,183	15,455	17,304
Gas production in mcf	7,210	7,695	8,150
Total (BOE)	16,385	16,738	18,662
Average price per barrel of oil	$75.72	$56.54	$96.56
Average price per mcf of gas	$5.47	$4.95	$8.78
Partnership distributions	$175,151	$16,489	$990,270
Limited partner distributions	$157,593	$14,520	$891,195
Per unit distribution to limited partners	$26.34	$2.43	$148.95
Number of limited partner units	5,983	5,983	5,983

Operating Results
The following discussion compares our results for the year ended December 31, 2010 to the two previous years.  All references to 2010, 2009 and 2008 within this section refer to the respective annual periods.

Revenues
Oil and gas prices increased compared to the previous year.  Comparing 2010 to 2009, oil and gas sales increased $277,228, of which price variances accounted for a $295,007 increase and production variances accounted for a $17,779 decrease.  Comparing 2009 to 2008, oil and gas sales decreased $830,510, of which price variances accounted for a $647,978 decrease and production variances accounted for a $182,532 decrease.

Production in 2010 (on a BOE basis) was 2% lower than 2009 and 12% lower than 2008.  Our oil production was 2% lower in 2010 than 2009.  Our gas production was 6% lower in 2010 than 2009.

In 2010, our realized oil price was 34% higher than 2009 and 22% lower than 2008, while our realized gas price was 11% higher than 2009 and 38% lower than 2008.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $44.68 per BOE in 2009 and $41.21 per BOE in 2008 to $48.44 per BOE in 2010.

Expenses
Depletion on a BOE basis increased 3% from 2009 and increased 156% from 2008.  Comparing 2010 to 2009, depletion expense increased $376, of which rate variances accounted for a $1,320 increase and production variances accounted for a $944 decrease.  Comparing 2009 to 2008, depletion expense increased $24,657, of which rate variances accounted for a $26,732 increase and production variances accounted for a $2,075 decrease.

Accretion expense increased 15% due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were less than 1% lower in 2010 than 2009 and less than 1% higher than 2008.

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

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2010 were $175,151, of which $157,593 was distributed to the limited partners and $17,558 to the general partners.  Cumulative cash distributions of $5,887,885 have been made to the general and limited partners as of December 31, 2010.  As of December 31, 2010, $5,315,756 or $888.48 per limited partner unit has been distributed to the limited partners, representing 178% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  Cash flow provided by operating activities for 2010 was 521% higher than for 2009 due to the combined effects of several drivers.  The effect of a 30% increase in oil and gas sales, driven primarily by higher oil and gas prices, were offset by an increase in production costs and an increase in accounts receivable.  Our only use in financing activities is the distribution to partners which was 962% higher than 2009.

As of December 31, 2010, the Partnership had approximately $247,200 in working capital.  The Managing General Partner knows of no unusual contractual commitments.  Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any.  Without continued development, the producing reserves continue to deplete.  Accordingly, as the Partnership’s properties have matured and depleted, the net cash flows from operations for the Partnership have steadily declined, except in periods of substantially increased commodity pricing.  Maintenance of properties and administrative expenses for the Partnership are increasing relative to production.  As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The Partnership reported a deficit in partners’ equity of $715,354 at December 31, 2010.  This deficit originated primarily in connection with the recording of asset retirement obligations in accordance with topic 410-20, formerly SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  Many of the Partnership’s wells are nonproductive and must be plugged in compliance with applicable regulations.  Since the Partnership’s ownership in the wells is structured as a net profits interest, the Partnership is not liable for asset retirement costs except to the extent of its future cash flow.  As costs are incurred to plug and abandon Partnership wells, cash flow from operations will be reduced or eliminated.

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

Item 8.                      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners
Southwest Royalties Institutional Fund X-C, L.P.
(A Delaware Limited Partnership)

We have audited the accompanying balance sheets of Southwest Royalties Institutional Fund X-C, L.P. (the Partnership) as of December 31, 2010 and 2009, and the related statements of operations, changes in partner’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Fund X-C, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

March 29, 2011

Southwest Royalties Institutional Income Fund X-C, L.P.
Balance Sheets

	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$152,674	$58,405
Receivable from Managing General Partner	92,616	51,892
New Mexico income tax deposits	1,959	1,450
Total current assets	247,249	111,747

Oil and gas properties - using the full-cost
method of accounting	2,766,468	2,765,931
Less accumulated depreciation,
depletion and amortization	2,401,966	2,356,812

Net oil and gas properties	364,502	409,119

	$611,751	$520,866

Liabilities and Partners' Deficit

Asset retirement obligation	$1,327,105	$1,246,630

Partners' deficit:
General partners	(97,146)	(102,659)
Limited partners	(618,208)	(623,105)

Total partners' deficit	(715,354)	(725,764)

	$611,751	$520,866

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Operations

	Years ended December 31,
	2010	2009	2008
Revenues

Income from net profits interests	$395,404	$164,091	$973,416
Interest income	204	42	742
	395,608	164,133	974,158

Expenses

Depreciation, depletion and amortization	45,154	44,778	20,121
Accretion expense	105,211	91,690	81,802
General and administrative	59,682	59,830	59,452
	210,047	196,298	161,375

Net income (loss)	$185,561	$(32,165)	$812,783

Net income (loss) allocated to:

Managing General Partner	$20,764	$1,135	$74,961

General partner	$2,307	$126	$8,329

Limited partners	$162,490	$(33,426)	$729,493

Per limited partner unit	$27.16	$(5.59)	$121.93

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Changes in Partners' Deficit
Years ended December 31, 2010, 2009 and 2008

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2007	$(86,166)	$(413,457)	$(499,623)

Net income	83,290	729,493	812,783

Distributions	(99,075)	(891,195)	(990,270)

Balance at December 31, 2008	(101,951)	(575,159)	(677,110)

Net (loss) income	1,261	(33,426)	(32,165)

Distributions	(1,969)	(14,520)	(16,489)

Balance at December 31, 2009	(102,659)	(623,105)	(725,764)

Net income	23,071	162,490	185,561

Distributions	(17,558)	(157,593)	(175,151)

Balance at December 31, 2010	$(97,146)	$(618,208)	$(715,354)

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-C, L.P.
Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:

Cash received from income from net profits interests	$328,898	$103,159	$1,037,603
Cash paid to suppliers	(59,682)	(59,830)	(59,452)
Interest received	204	42	742

Net cash provided by operating activities	269,420	43,371	978,893

Cash flows used in financing activities:

Distributions to partners	(175,151)	(16,489)	(990,270)

Net increase (decrease) in cash and equivalents	94,269	26,882	(11,377)

Beginning of year	58,405	31,523	42,900

End of year	$152,674	$58,405	$31,523

Reconciliation of net income (loss) to net
cash provided by operating activities:

Net income (loss)	$185,561	$(32,165)	$812,783

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Depreciation, depletion and amortization	45,154	44,778	20,121
Accretion expense	105,211	91,690	81,802
Settlement of asset retirement obligations
for plugged and abandoned wells	(25,273)	(24,278)	(17,297)
(Increase) decrease in receivables and deposits	(41,233)	(36,654)	81,484

Net cash provided by operating activities	$269,420	$43,371	$978,893

Noncash investing and financing activities:
Increase (decrease) in oil and gas properties –
Asset retirement obligations	$537	$280,550	$(182,647)

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of December 31, 2010, 2009 and 2008 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Southwest Royalties Institutional Income Fund X-C, L.P.

Notes to Financial Statements

2.	Summary of Significant Accounting Policies - continued

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of December 31, 2010, there were no timing differences which resulted in a deficit net profit interest.

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

Gas Balancing
The Partnership utilizes the sales method of accounting for gas-balancing arrangements.  Under this method, the Partnership recognizes sales revenue on all gas sold.  As of December 31, 2010 and 2009, there were no significant amounts of imbalance in terms of units or value.

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

Number of Limited Partner Units
As of December 31, 2010, 2009 and 2008 there were 5,983 limited partner units outstanding held by a 308, 307 and 307 partners, respectively.

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

Changes in abandonment obligations for 2010 and 2009 are as follows:

	2010	2009
Beginning of year	$1,246,630	$898,668
Reduction of obligations due to wells plugged and abandoned	(25,273)	(24,278)
Accretion expense	105,211	91,690
Revisions of previous estimates	537	280,550
End of year	$1,327,105	$1,246,630

4.	Commitments and Contingent Liabilities
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

Southwest Royalties Institutional Income Fund X-C, L.P.

Notes to Financial Statements

4.	Commitments and Contingent Liabilities – continued
As of December 31, 2010, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon the Partnership’s condition and operations.  However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance.  The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

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

The Partnership reported a deficit in partners’ equity of $715,354 at December 31, 2010.  This deficit originated primarily in connection with the recording of asset retirement obligations in accordance with topic 410-20, formerly SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  Many of the Partnership’s wells are nonproductive and must be plugged in compliance with applicable regulations.  Since the Partnership’s ownership in the wells is structured as a net profits interest, the Partnership is not liable for asset retirement costs except to the extent of its future cash flow.  As costs are incurred to plug and abandon Partnership wells, cash flow from operations will be reduced or eliminated.

5.	Related Party Transactions
A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner.  As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts payable to Southwest Royalties, Inc. as operator approximating $138,100, $143,800 and $139,900 for the years ended December 31, 2010, 2009 and 2008 respectively. The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest.    In addition, the Managing General Partner and certain officers and employees of the Managing General Partner may have an interest in some of the properties that the Partnership also participates.

Southwest Royalties, Inc., the Managing General Partner, was paid $36,000, $35,375 and $36,000 during 2010, 2009 and 2008, respectively, for reimbursement of indirect general and administrative overhead expenses.  The administrative fees are included in general and administrative expense on the statement of operations.

Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $92,600 and $51,900 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2010 and 2009, respectively.

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

The Partnership's interest in proved oil and gas reserves is as follows:

	Oil (bbls)	Gas (mcf)
Total Proved -
January 1, 2008	167,000	58,000

Revision of previous estimates	(105,000)	(2,000)
Production	(17,000)	(8,000)
December 31, 2008	45,000	48,000

Revision of previous estimates	45,000	10,000
Production	(15,000)	(8,000)
December 31, 2009	75,000	50,000

Revision of previous estimates	47,000	11,000
Production	(15,000)	(7,000)
December 31, 2010	107,000	54,000

Proved developed reserves -
December 31, 2008	45,000	48,000
December 31, 2009	75,000	50,000
December 31, 2010	107,000	54,000

Net revisions of 49,000 BOE in 2010 consisted of approximately 51,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, offset by downward revisions of approximately 2,000 BOE attributable to well performance primarily from properties in Ackerly field of West Texas.  Net revisions of 47,000 BOE in 2009 consisted of approximately 39,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, and upward revisions of approximately 8,000 BOE attributable to well performance primarily from properties in Ackerly field of West Texas.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs.  The standardized measure as of December 31, 2010, 2009 and 2008 reflects an average oil price of $74.91, $56.13 and $42.46 per barrel, respectively.  Average prices for December 31, 2010 and December 31, 2009 were based on the 12-month unweighted arithmetic average for the first-day-of-the-month price for the period from January 2010 through December 2010 and January 2009 through December 2009.

Southwest Royalties Institutional Income Fund X-C, L.P.

Notes to Financial Statements

6.	Oil and Gas Reserves Information (unaudited) - continued
Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage.  The standardized measure as of December 31, 2010, 2009 and 2008 reflects an average natural gas price of $4.40, $3.26 and $7.03 per Mcf, respectively.  Average prices for December 31, 2010 and December 31, 2009 were based on the 12-month unweighted arithmetic average for the first-day-of-the-month price for the period from January 2010 through December 2010 and January 2009 through December 2009.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2010, 2009 and 2008 is presented below:

	2010	2009	2008
Future cash inflows	$8,261,000	$4,341,000	$2,269,000
Production, development and abandonment costs	7,488,000	4,846,000	2,986,000
Future net cash flows (negative)	773,000	(505,000)	(717,000)
10% annual discount for
estimated timing of cash flows (negative)	(244,000)	(782,000)	(778,000)
Standardized measure of
discounted future net cash flows	$1,017,000	$277,000	$61,000

Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Sales of oil and gas produced, net of production costs	$(395,000)	$(164,000)	$(973,000)
Changes in prices and production costs	1,633,000	(294,000)	309,000
Changes of production rates (timing) and others	(954,000)	513,000	(2,282,000)
Revisions of previous quantities estimates	428,000	155,000	(121,000)
Accretion of discount	28,000	6,000	284,000
Discounted future net cash flows -
Beginning of year	277,000	61,000	2,844,000
End of year	$1,017,000	$277,000	$61,000

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

7.	Selected Quarterly Financial Results – (unaudited)

	Quarter
	First	Second	Third	Fourth
2010:
Total revenues	$95,143	$126,220	$67,414	$106,831
Total expenses	56,102	53,711	51,285	48,949
Net income	$39,041	$72,509	$16,129	$57,882

Net income per
limited partners unit	$5.67	$10.72	$2.26	$8.51

	Quarter
	First	Second	Third	Fourth
2009:
Total revenues	$(92,835)	$81,454	$126,853	$48,661
Total expenses	46,777	43,792	54,382	51,347
Net (loss) income	$(139,612)	$37,662	$72,471	$(2,686)

Net (loss) income per
limited partners unit	$(21.10)	$5.50	$10.69	$(0.68)

Item 9.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.                   Controls and Procedures

Disclosure Controls and Procedures
The Managing General Partner has established disclosure controls and procedures that are adequate to provide reasonable assurance that management of the Managing General Partner will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in the Partnership’s reports to the SEC.  Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management of the Managing General Partner, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

With respect to these disclosure controls and procedures:

•	management of the Managing General Partner has evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report;

•
this evaluation was conducted under the supervision and with the participation of management of the Managing General Partner, including the chief executive and chief financial officers of the Managing General Partner; and

•
it is the conclusion of chief executive and chief financial officers of the Managing General Partner that these disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Partnership in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Internal Control Over Financial Reporting
Management designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

CLAYTON W. WILLIAMS, age 79, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

MEL G. RIGGS, age 56, is President of the Managing General Partner, having served in this capacity since February 2011.  Prior to that, Mr. Riggs had served as Vice President of the Managing General Partner since May 2004.  Mr. Riggs has also served as Director of the Managing General Partner since May 2004.  Mr. Riggs has served as Executive Vice President and Chief Operating Officer of CWEI since December 2010.  Prior to that, Mr. Riggs had served as Senior Vice President, Chief Financial Officer and Treasurer since September 1991.  Mr. Riggs has been a Director of CWEI since May 1994.

MICHAEL L. POLLARD, age 60, is Senior Vice President and Treasurer of the Managing General Partner, having served in this capacity since February 2011. Mr. Pollard has also served as Senior Vice President- Finance, Chief Financial Officer and Treasurer of CWEI since December 2010.  Prior to that, Mr. Pollard served as Vice President – Accounting of CWEI since 2003.

RANDY HOWARD, age 55, is Vice President of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 74, is Vice President of the Managing General Partner, having served in this capacity since May 2004.  Mr. Lyon also serves as Vice President – Gas Gathering and Marketing of CWEI.

T. MARK TISDALE, age 54, is Vice President of the Managing General Partner, having served in this capacity since May 2004.  Mr. Tisdale also serves as Vice President and General Counsel of CWEI.

Financial Code of Ethics

As a wholly owned subsidiary of CWEI, the Managing General Partner is subject to the Financial Code of Ethics adopted by CWEI. The Financial Code of Ethics contains the ethical principles by which our Chief Executive Officer, Chief Financial Officer, Vice President – Accounting or Chief Accounting Officer and other senior financial officers (collectively, the “Senior Officers”) are expected to conduct themselves when carrying out their duties and responsibilities. Senior Officers must also comply with the Company’s other ethics policies, including any amendments or supplements thereto, including the Company’s Code of Conduct and Ethics.  The Financial Code of Ethics is designed to deter wrongdoing and to promote, among other things: honest and ethical conduct, ethical handling of actual or apparent conflicts of interest; full, fair, accurate and timely disclosure in filings with the SEC and in other public disclosures; compliance with applicable law; and prompt internal reporting of violations of the Financial Code of Ethics.

The Financial Code of Ethics is available on our website at www.claytonwilliams.com under “Investor Relations /Governance/Documentation.”  We will provide the Financial Code of Ethics in print, free of charge, to partners who request it.  Any waiver of the Financial Code of Ethics with respect to executive officers or directors may be made only by the Board or a Board committee and will be promptly disclosed to partners on our website, as will any amendments to the Financial Code of Ethics.

Item 11.                    Executive Compensation

The Partnership does not employ any directors, executive officers or employees.  The Managing General Partner receives an administrative fee for the management of the Partnership.  The Managing General Partner received $36,000, $35,375 and $36,000 during 2010, 2009 and 2008 as an administrative fee.  The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by CWEI.  The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

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

Item 13.                    Certain Relationships and Related Transactions, and Director Independence

In 2010, the Managing General Partner received $36,000 as an administrative fee.  This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest.  Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $138,100 for administrative overhead attributable to operating such properties during 2010.

The terms of the above transactions are similar to ones that would have been obtained through arm’s length negotiations with unaffiliated third parties.

Item 14.                    Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements for the years ended December 31, 2010 and 2009 and fees billed for other services rendered by KPMG during those periods.

For the Year Ended December 31,	2010	2009
Audit Fees	$19,034	$17,163
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$19,034	$17,163

The Audit Committee of CWEI reviewed and approved, in advance, all audit and non-audit services provided by KPMG LLP.

Part IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:

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

Bbl. One barrel, or 42 U.S. gallons of liquid volume.

BOE.  Means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis.  Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.

Developmental well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Completion .  The installation of permanent equipment for the production of oil or gas.

Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

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

Mcf. One thousand cubic feet.

Natural gas liquids .  Liquid hydrocarbons that have been extracted from natural gas, such as ethane, propane, butane and natural gasoline.

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

Present value of proved reserves (“PV-10”).   The present value of estimated future revenues, discounted at 10% annually, to be generated from the production of proved reserves determined in accordance with Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment, (ii) nonproperty related expenses such as general and administrative expenses, debt service and future income tax expense, or (iii) depreciation, depletion and amortization.

Production costs. Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities.

Proved Area. The part of a property to which proved reserves have been specifically attributed.

Proved developed oil and gas reserves. Proved oil and gas reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well, and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Proved properties. Properties with proved reserves.

Proved oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  (i) The area of the reservoir considered as proved includes:  (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.  (ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.  (iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.  (iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:  (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including government entities.

Proved undeveloped reserves. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  (i) Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.  (ii) Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.  (iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty interest. An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage.  Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

Standardized measure of discounted future net cash flows. Present value of proved reserves, as adjusted to give effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment, and (ii) estimated future income taxes.

Working interest. An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.  The share of production to which a working interest is entitled will be smaller than the share of costs that the working interest owner is required to bear to the extent of any royalty burden.

Workover. Operations on a producing well to restore or increase production.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwest Royalties Institutional Income Fund
X-C, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ Mel G. Riggs
Mel G. Riggs
President and Chief Executive Officer

Date:	March 29, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Clayton W Williams	/s/ Mel G. Riggs
Clayton W. Williams, Chairman of the Board	Mel G. Riggs, President, Chief Executive
and a Director	Officer and a Director

Date: March 29, 2011	Date: March 29, 2011

/s/ Michael L. Pollard
Michael L. Pollard, Senior Vice President
and Chief Financial Officer

Date: March 29, 2011